Form 10-Q
period 1995-03-31
HAWAII NATIONAL BANCSHARES INC
filed 1995-05-11
CIK 805304

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended March 31, 1995

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from _______________ to
     ______________

                         Commission File Number 0-15508

                        HAWAII NATIONAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                               HAWAII                                           99-0250218
                      (State of incorporation)                       (IRS Employer Identification No.)

               45 NORTH KING STREET, HONOLULU, HAWAII                              96817
              (Address of principal executive offices)                          (Zip Code)

                                 (808) 528-7711
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No ___
                                    ---
The number of shares outstanding of each of the issuer's classes of common stock, as of the latest date is:

Common Stock, $1 Par Value; outstanding at March 31, 1995 - 711,000 shares

                               TABLE OF CONTENTS


                                                                                                      Page
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

                Consolidated Balance Sheets - March 31, 1995,
                   December 31, 1994 and March 31, 1994 (Unaudited)   . . . . . . . . . . . . . . . . .  3

                Consolidated Statements of Income - Three months
                   ended March 31, 1995 and 1994 (Unaudited)  . . . . . . . . . . . . . . . . . . . . .  4

                Consolidated Statements of Cash Flows - Three months
                   ended March 31, 1995 and 1994 (Unaudited)  . . . . . . . . . . . . . . . . . . . . .  5

                Notes to Consolidated Financial Statements (Unaudited)  . . . . . . . . . . . . . . . .  6

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . .   15

                         PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements


                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              MARCH 31, 1995, DECEMBER 31, 1994 AND MARCH 31, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   MARCH 31   DECEMBER 31   MARCH 31
                                                   ---------------------------------
                                                     1995        1994         1994
                                                   --------    --------     --------
  ASSETS:
      Cash and due from banks                       $18,648     $19,610      $19,148
      Federal funds sold                              4,750       1,000       20,250
      Investment securities (note 2)
        Held-to-maturity (fair value of $43,485,     43,929      44,930       43,015
          $43,892 and $42,786, respectively)
        Available-for-sale                            1,497       1,489          420
      Loans and leases  (note 3)                    219,052     217,414      211,297
        Less allowance for possible loan
          and lease losses (note 4)                   3,453       3,421        3,249
                                                   --------    --------     --------
                                                    215,599     213,993      208,048

      Premises and equipment                          4,348       3,929        4,129
      Other assets                                    4,713       5,305        4,269
                                                   --------    --------     --------
          Total assets                             $293,484    $290,256     $299,279
                                                   ========    ========     ========
  LIABILITIES:
      Deposits -
        Demand                                      $91,829     $91,331      $97,013
        Savings                                     113,123     117,447      122,356
        Time                                         55,308      52,195       51,244
                                                   --------    --------     --------
          Total deposits                            260,260     260,973      270,613

      Federal funds purchased                           371         480          300
      Short-term borrowings                           4,679       1,000          994
      Other liabilities                               1,788       1,559        1,834
                                                   --------    --------     --------
          Total liabilities                         267,098     264,012      273,741

  SHAREHOLDERS' EQUITY (NOTE 5):
      Common stock, par value $1 per share;
      Authorized - 10,000,000 shares
      Issued and outstanding - 711,000 shares           711         711          711
      Capital in excess of par value                 12,136      12,136       12,136
      Retained earnings                              13,539      13,397       12,691
                                                   --------    --------     --------
          Total shareholders' equity                 26,386      26,244       25,538
                                                   --------    --------     --------
          Total liabilities and shareholders'
             equity                                $293,484    $290,256     $299,279
                                                   ========    ========     ========

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                  1995           1994
                                                -------        -------
INTEREST INCOME:
  Interest and fees on loans                     $4,850         $4,125
  Interest on direct financing leases                31             36
  Interest on Federal funds sold                     52            161
  Interest on investment securities-
    Taxable                                         546            511
    Exempt from Federal income tax                   19             19
                                                -------        -------
      Total interest income                       5,498          4,852
                                                -------        -------

INTEREST EXPENSE:
  Deposits                                        1,573          1,220
  Federal funds purchased                            14              5
  Short-term borrowings                              34              7
                                                -------        -------
      Total interest expense                      1,621          1,232
                                                -------        -------
      Net interest income                         3,877          3,620
                                                -------        -------

PROVISION FOR LOAN AND LEASE LOSSES (NOTE 4)        150            135
                                                -------        -------
      Net interest income after provision for
        loan and lease losses                     3,727          3,485
                                                -------        -------

OTHER INCOME:
  Service charges on deposit accounts               258            274
  Other service charges, collection and
    exchange charges, commissions and fees          473            375
                                                -------        -------
                                                    731            649
                                                -------        -------

OTHER EXPENSES:
  Salaries and employee benefits                  1,966          1,787
  Occupancy expense of bank premises              1,034            952
  Other operating expenses                        1,062          1,133
                                                -------        -------
                                                  4,062          3,872
                                                -------        -------
      Income before income taxes                    396            262

INCOME TAX PROVISION                                147             95
                                                -------        -------

      Net income                                   $249           $167
                                                -------        -------

PER SHARE DATA:
  Net income                                      $0.35          $0.23
  Cash dividend                                   $0.15          $0.15
  Average shares outstanding                    711,000        711,000

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (IN THOUSANDS)

                Increase (Decrease) In Cash and Cash Equivalents

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                  1995            1994
                                                                -------         -------
Cash flows from operating activities:
  Interest and fees received                                     $5,405          $4,947
  Interest paid                                                  (1,465)           (906)
  Service charges, collection and exchange charges,
    commission and fees received                                    732             649
  Cash paid to suppliers and employees                           (3,826)         (3,498)
  Income taxes paid                                                 (25)            (32)
                                                                -------         -------
          Net cash provided by operating activities                 821           1,160
                                                                -------         -------

Cash flows from investing activities:
  Proceeds from maturity of investment securities
   held-to-maturity                                               4,004           5,005
  Purchase of investment securities held-to-maturity             (3,010)         (4,003)
  Net decrease (increase) in loans and leases made to
    customers                                                    (1,698)          2,485
  Capital expenditures                                             (232)            (28)
  Proceeds from sale of equipment                                   152              --
  Proceeds from sale of other real estate owned                      --              10
                                                                -------         -------
          Net cash provided by (used in) investing activities      (784)          3,469
                                                                -------         -------

Cash flows from financing activities:
  Net decrease in demand deposits and savings accounts           (3,825)         (8,821)
  Net increase in time deposits                                   3,113           1,266
  Net increase (decrease) in short-term borrowings                3,679              (6)
  Net decrease in federal funds purchased                          (109)           (140)
  Dividends paid                                                   (107)           (107)
                                                                -------         -------
          Net cash provided by (used in) financing activities     2,751          (7,808)
                                                                -------         -------

Net increase (decrease) in cash and cash equivalents              2,788          (3,179)

Cash and cash equivalents at beginning of period                 20,610          42,577
                                                                -------         -------

Cash and cash equivalents at end of period                      $23,398         $39,398
                                                                =======         =======

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
    Net Income                                                     $249            $167
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation on bank premises and equipment                 121              99
        Provision for loan and lease losses                         150             135
        Amortization of deferred loan fees                          (58)           (125)
        Changes in -
          Interest receivable                                       (35)            220
          Interest payable                                          156             326
          Taxes payable                                             122              63
          Other assets                                              166             152
          Other liabilities                                         (50)            123
                                                                -------         -------

Net cash provided by operating activities                          $821          $1,160
                                                                =======         =======

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995, are not necessarily indicative of the results anticipated for the year ending December 31, 1995. For additional information, refer to the consolidated financial statements and footnotes thereto included in Hawaii National Bancshares, Inc.'s annual report on Form 10-K for the year ended December 31, 1994.

2.  Investment Securities
Comparative book and fair values of investment securities at March 31, 1995, December 31, 1994 and March 31, 1994 were as follows:

                                                        March 31, 1995
(in thousands)                         ------------------------------------------------
Securities Held-to-Maturity                        Unrealized   Unrealized
                                       Book Value    Gains        Losses    Fair Value
                                       ----------  ----------   ----------  ----------
U.S. Treasury and other U.S.
   Government Agencies                   $42,929       $ 60        $556      $42,433
States and Political Subdivisions          1,000         52          --        1,052
                                         -------       ----        ----      -------
   Total                                 $43,929       $112        $556      $43,485
                                         -------       ----        ----      -------
Securities Available-for-Sale
Equity Securities                        $ 1,497         --          --      $ 1,497
                                         -------       ----        ----      -------
   Total                                 $ 1,497         --          --      $ 1,497
                                         -------       ----        ----      -------


                                                        December 31, 1994
(in thousands)                         -----------------------------------------------
Securities Held-to-Maturity                        Unrealized   Unrealized
                                       Book Value    Gains        Losses    Fair Value
                                       ----------  ----------   ----------  ----------
U.S. Treasury and other U.S.
   Government Agencies                   $43,930       $11       $1,102      $42,839
States and Political Subdivisions          1,000        53           --        1,053
                                         -------       ---         ----      -------
   Total                                 $44,930       $64       $1,102      $43,892
                                         -------       ---         ----      -------
Securities Available-for-Sale
Equity Securities                        $ 1,489        --           --      $ 1,489
                                         -------       ---         ----      -------
   Total                                 $ 1,489        --           --      $ 1,489
                                         -------       ---         ----      -------


                                                          March 31, 1994
(in thousands)                        ------------------------------------------------
Securities Held-to-Maturity                         Unrealized  Unrealized
                                      Book Value      Gains       Losses    Fair Value
                                      ----------    ----------  ----------  ----------
U.S. Treasury and other U.S.
   Government Agencies                   $42,015       $129        $437      $41,707
States and Political Subdivisions          1,000         79          --        1,079
                                         -------       ----        ----      -------
   Total                                 $43,015       $208        $437      $42,786
                                         -------       ----        ----      -------
Securities Available-for-Sale
Equity Securities                        $   420         --          --      $   420
                                         -------       ----        ----      -------
   Total                                 $   420         --          --      $   420
                                         -------       ----        ----      -------

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


2.  Investment Securities (cont.)
The book and fair values of investment securities at March 31, 1995, by contractual maturity, excluding securities which have no stated maturity, were as follows:

(in thousands)                                   March 31, 1995
                                             ----------------------
Securities Held-to-Maturity                  Book Value  Fair Value
                                             ----------  ----------
Due within one year                            $21,934     $21,792
Due after one but within five years             21,995      21,693
Due after five but within ten years                 --          --
Due after ten years                                 --          --
                                               -------     -------
Total                                          $43,929     $43,485
                                               -------     -------

During the first quarter of 1995, there were no sales or transfers of securities between the held-to-maturity, trading or available-for-sale categories.

3.  Loans and Leases
Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114") "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." Under these new standards, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual
terms of the loan agreement.   Excluded from the scope of SFAS 114 and 118 are
commitments to lend, larger groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or lower of cost or fair value, leases and debt securities. Interest income on impaired loans is recognized in accordance with the Company's nonaccrual loan policy. Subsequent payments received are generally applied to reduce the principal balance.

The average recorded investment in impaired loans for the first quarter of 1995 was $1,345,000. During this period, no interest income was recognized on loans in this category.

4. Allowance for Possible Loan and Lease Losses

                                             Three Months Ended March 31,
                                             ----------------------------
(in thousands)                                   1995        1994
                                                ------      ------
Balance, beginning of period                    $3,421      $3,129
Provision charged to operations                    150         135
Loans and leases charged-off                      (127)        (21)
Recoveries credited to allowance                     9           6
                                                ------      ------
  Net charge-offs                                 (118)        (15)
                                                ------      ------
Balance, end of period                          $3,453      $3,249
                                                ------      ------

The following table presents additional information on the allowance for loan and lease losses as it relates to impaired loans:

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
(in thousands)                                                               1995         1994
                                                                            ------       ------
The amount of the recorded investment in impaired loans
  for which there is a related allowance for credit losses                  $   --       $    --
The amount of the recorded investment in impaired loans
  for which there is no related allowance for credit losses                  1,519            --
                                                                            ------       -------
Total recorded investment in impaired loans                                 $1,519       $    --
                                                                            ======       =======

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5. Statement of Changes in Shareholders' Equity

                                         Three Months Ended March 31,
                                         ----------------------------
(in thousands)                                 1995        1994
                                             -------     -------
Balance, beginning of period                 $26,244     $25,478
Net income                                       249         167
Cash dividends                                  (107)       (107)
                                             -------     -------
Balance, end of period                       $26,386     $25,538
                                             -------     -------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKGROUND

         Hawaii National Bancshares, Inc. ("Company") is a bank holding company whose wholly-owned subsidiary is Hawaii National Bank ("HNB" or the "Bank"), a national banking association. The Company derives substantially all of its income from the operations of the Bank and the Bank's assets constitute the majority of the Company's assets. Therefore, the discussion that follows relates mainly to the activities of the Bank.

HIGHLIGHTS

         The Company reported net income of $249,000 for the three months ended March 31, 1995, an increase of $82,000 or 49.1% over the comparable period in 1994. The improvement in earnings was attributable to an increase in net interest income and other income from fees and commissions, partly offset by an increase in other expenses. Earnings per share were $0.35 for the first quarter of 1995, compared to $0.23 for the same quarter a year ago.

         At March 31, 1995, total assets were $293,484,000, an increase of 1.1% from total assets of $290,256,000 at December 31, 1994. Nonperforming loans, as a percentage of total loans and leases outstanding, increased from 1.6% at December 31, 1994 to 1.8% at March 31, 1995. Subsequent to the end of the quarter, nonperforming loans were reduced to 1.3% of the loan and lease portfolio. Shareholder's equity totaled $26,386,000 at March 31, 1995, an increase of $142,000 from year-end 1994 after payment of cash dividends of $106,650. Book value per share rose from $36.91 at December 31, 1994 to $37.11 at March 31, 1995. Leverage and risk-based capital ratios continued to exceed regulatory requirements by a substantial margin.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three months ended March 31, 1995 increased $257,000 or 7.1%, over the comparable period in 1994. During the quarter, the average balance of loans and leases increased to 81.8% of average interest-earning assets from 76.7% in the same period a year ago. Net interest margin improved in the first quarter of 1995 to 5.92%, up 60 basis points from 5.32% in the first quarter of 1994.

         Interest income for the three months ended March 31, 1995 increased $646,000 or 13.3%, compared to the same period in the prior year. The growth in interest income was due to higher yields and a higher average balance of loans and leases. The average yield on interest-earning assets rose to 8.41% in the quarter from 7.13% in the comparable period a year earlier. The average balance of loans and leases increased $5,158,000 in the first quarter of 1995, compared to the first quarter of 1994.

         Interest expense for the three months ended March 31, 1995 increased $389,000 or 31.6%, versus the same period in 1994. The increase was due to a higher average cost of deposits. The average rate paid on deposits increased to 3.25% in the first quarter of 1995 from 2.37% in the first quarter of 1994.

Other Income and Expenses

         Other income for the three months ended March 31, 1995 increased $82,000 or 12.6%, compared to the same quarter in the prior year. The improved results were attributable to increased revenue from other service charges, collection and exchange charges, commissions and fees.

         Other expenses consist primarily of salaries and employee benefits, occupancy expense and other operating expenses. For the three months ended March 31, 1995, other expenses increased $190,000 or 4.9%, compared to the same period last year.

         Salaries and employee benefits for the first quarter of 1995 increased $179,000 or 10.0%, over the same period a year earlier. The growth in this category reflected both an increase in staff as well as normal merit and inflationary adjustments.

         Occupancy expenses for the three months ended March 31, 1995 rose $82,000 or 8.6% from the comparable period in 1994. The increase was attributable to adjustments in lease rents for Bank premises and higher repair and depreciation charges related to furniture, fixtures and equipment.

         Other operating expenses for the first quarter of 1995 were $71,000 or 6.3% lower, compared to same period a year ago. The decrease was primarily due to a reduction in data processing fees from Computer Systems International, Ltd., a company formed to provide computer services to financial institutions including the Bank. An affiliate of a director and the Bank each own a 50% interest in this bank service corporation.

Income Taxes

         The Company's federal and state income tax provision for the first quarter of 1995 was $147,000, an increase of $52,000 from the same quarter a year ago. The effective income tax rates for these periods was 37.1% and 36.3%, respectively.

FINANCIAL CONDITION

Deposits

         At March 31, 1995, total deposits were $260,260,000, compared to $260,973,000 at December 31, 1994, and $270,613,000 at March 31, 1994. As
deposit rates remained low during most of 1994, there was a general migration in funds away from bank deposits into other investment alternatives. The outflow in 1994 was consistent with an industry trend. Since year-end 1994, the Bank's deposit base has remained relatively stable.

Investment Securities

         Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, and State and local government units. The Bank is also a stockholder in the Federal Reserve Bank and the Federal Home Loan Bank of Seattle ("FHLB"). The Bank has no derivative securities, such as structured notes, collateralized mortgage obligations or stripped mortgage-backed securities.

         At March 31, 1995, the book and fair value of the held-to-maturity portfolio was $43,929,000 and $43,485,000, respectively. As of the same date, the book and fair value of the available-for-sale portfolio was $1,497,000. The Bank had no trading securities as of March 31, 1995. During the quarter, there were no sales or transfers of investment securities between the held-to-maturity, available-for-sale or trading categories.

Loan Portfolio and Loan Concentrations

         At March 31, 1995, loans and leases were $219,052,000, an increase of $1,638,000 or 0.8% from year-end 1994 and $7,755,000 or 3.7% above the level reported at March 31, 1994. The Bank had no significant concentrations of credit with any individual party; however, its lending was concentrated on the island of Oahu. Real estate loans totaled $141,906,000 at March 31, 1995, representing 64.8% of total loans and leases outstanding. Of this amount, $106,823,000 or 75.3% of the Bank's real estate loans, were secured by mortgages on one-to-four family residential properties in Hawaii.

Loan Portfolio Risk Elements and Other Real Estate Owned

         Total restructured and noncurrent loans and leases increased to $3,972,000 at March 31, 1995, representing 1.8% of loans and leases outstanding, compared to $3,567,000 or 1.6% at December 31, 1994, and $724,000 or 0.3% at March 31, 1994. Included in the noncurrent category are loans and leases past due for 90 days or more and still accruing interest and loans and leases on nonaccrual status. At March 31, 1995, other real estate owned totaled $938,000 and consisted of two properties. In January 1994, one of the properties was sold for $150,000 under an agreement of sale.

                                                           March 31         December 31       March 31
                                                             1995              1994             1994
                                                          ----------        ----------        ---------
    Restructured Loans and Leases                         $       --        $       --         $ 53,000
    Loans and Leases Past Due 90 Days or More              2,352,000         2,241,000          529,000
    Nonaccrual Loans and Leases                            1,620,000         1,326,000          142,000
                                                          ----------        ----------         --------
         Total Restructured and Noncurrent
             Loans and Leases                             $3,972,000        $3,567,000         $724,000
                                                          ==========        ==========         ========
    Other Real Estate Owned                               $  938,000        $  938,000         $940,000
                                                          ==========        ==========         ========

         Subsequent to the end of the quarter, nonperforming loans were reduced to 1.3% of total loans and leases outstanding from 1.8% at March 31, 1995. The improvement was attributable to 3 commercial real estate loans to the same borrower totaling $1,237,000 which were brought current.

Provision and Allowance for Loan and Lease Losses

         During the three months ended March 31, 1995, the Bank provided $150,000 for possible loan losses, compared to $135,000 for the three months ended March 31, 1994.

         Reflecting Hawaii's slow economic recovery, net charge-offs for the three months ended March 31, 1995 increased by $103,000, over the comparable period in 1994. The majority of the charge-offs were in the consumer loan category. For the first quarter of 1995, the annualized ratio of net charge-offs to average loans and leases was 0.22%, an increase from the 0.03% reported for the same period in 1994.

         At March 31, 1995, the allowance for loan and lease losses stood at $3,453,000, compared to $3,421,000 at December 31, 1994 and $3,249,000 at March
31, 1994. The ratio of the allowance to total loans and leases outstanding was 1.6%, 1.6% and 1.5% at March 31, 1995, December 31, 1994 and March 31, 1994,
respectively.

Liquidity

         The Bank has adequate liquidity to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs and meet obligations and commitments on a timely basis. The Bank has no brokered deposits. It has generally been a net seller of federal funds. During 1994, the Bank established a line of credit with the Federal Home Loan Bank of Seattle equal to 10% of total assets, including a cash management agreement line of 5%. This facility enhances the Bank's asset and liability management by providing an alternative source of liquidity.

         Operating activities provided net cash of $821,000 for the three months ended March 31, 1995, compared to $1,160,000 reported for the same period last year. Investing activities used net cash of $784,000 and provided net cash of $3,469,000 for the first quarter of 1995 and 1994, respectively. Financing activities provided net cash of $2,751,000 for the three months ended March 31, 1995 and used net cash of $7,808,000 for the three months ended March 31, 1994. During the quarter, a decrease in demand deposits and savings accounts of $3,825,000 was partly offset by an increase in time deposits of $3,113,000. In February 1995, the Bank obtained a 4-month, $4,000,000 advance from the FHLB.

Shareholders' Equity and Capital Resources

         Shareholders' equity totaled $26,386,000 at March 31, 1995, an increase of $142,000 or 0.5% from December 31, 1994 and $848,000 or 3.3% from March 31, 1994. The growth in equity was achieved through retention of earnings after payment of cash dividends of $106,650. Book value per share increased to $37.11 at March 31, 1995, compared to $36.91 and $35.92 at December 31, 1994 and March 31, 1994, respectively.

         The Company's leverage capital ratio was 9.19% at March 31, 1995; 9.12% at December 31, 1994; and 8.84% at March 31, 1994. The minimum regulatory requirement is 3.0%.

         The Company's risk-based capital ratios far exceeded regulatory requirements. The rules require a minimum Tier 1 capital ratio of 4.0% of risk-weighted assets and a minimum total capital ratio of 8.0% of risk-weighted assets. The Bank's Tier 1 and total capital ratios were 12.21% and 13.47%, respectively, at March 31, 1995, compared to 12.33% and 13.59% at December 31, 1994; and 12.06% and 13.32% at March 31, 1994.

                          PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 10-K

           (a)   Exhibits

                     None

           (b)   Reports on Form 8-K

                     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                HAWAII NATIONAL BANCSHARES, INC.
                                                                    (Registrant)



Date         May 11, 1995                                 By             /s/Warren K.K. Luke
        ----------------------                                 ----------------------------------------
                                                                            Warren K.K. Luke
                                                                                President



Date         May 11, 1995                                 By           /s/Ernest T. Murata
        ----------------------                                 -----------------------------------------
                                                                            Ernest T. Murata
                                                                       Vice President, Treasurer,
                                                                         Assistant Secretary and
                                                                         Chief Financial Officer