Form 10-Q
period 1995-06-30
HAWAII NATIONAL BANCSHARES INC
filed 1995-08-14
CIK 805304

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1995

                                       or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______________ to _______________

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

                                 (808) 528-7711
              Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---       ---
The number of shares outstanding of each of the issuer's classes of common stock, as of the latest date is:

Common Stock, $1 Par Value; outstanding at June 30, 1995 - 711,000 shares

                               TABLE OF CONTENTS


                                                                                                     Page
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                   Consolidated Balance Sheets - June 30, 1995,
                      December 31, 1994 and June 30, 1994 (Unaudited)   . . . . . . . . . . .. . . .   3

                   Consolidated Statements of Income - Three and six months
                      ended June 30, 1995 and 1994 (Unaudited)  . . . . . . . . . . . . . . .. . . .   4

                   Consolidated Statements of Cash Flows - Six months
                      ended June 30, 1995 and 1994 (Unaudited)  . . . . . . . . . . . . . . .. . . .   5

                   Notes to Consolidated Financial Statements (Unaudited)   . . . . . . . . .. . . .   6

Item 2.         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .. . . .   7

PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .. . . .  13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .  13

                         PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               June 30, 1995, December 31, 1994 and June 30, 1994
                 (dollars in thousands, except per share data)


                                                   June 30     December 31    June 30
                                                     1995          1994         1994
                                                   --------    -----------    --------
ASSETS:
  Cash and due from banks                          $ 21,875      $ 19,610     $ 19,722
  Federal funds sold                                  4,750         1,000        6,500
  Investment securities
    Held-to-maturity (fair value of $44,895,
      $43,892 and $43,359, respectively)             44,934        44,930       44,001
    Available-for-sale                                1,497         1,489        1,489
  Loans and leases                                  213,178       217,414      213,694
    Less allowance for possible loan
      and lease losses (note 2)                       3,562         3,421        3,257
                                                   --------      --------     --------
                                                    209,616       213,993      210,437

  Premises and equipment                              4,278         3,929        4,059
  Other assets                                        5,002         5,305        4,166
                                                   --------      --------     --------
      Total assets                                 $291,952      $290,256     $290,374
                                                   ========      ========     ========
LIABILITIES:
  Deposits -
    Demand                                         $ 91,374      $ 91,331     $ 95,308
    Savings                                         112,181       117,447      118,118
    Time                                             59,158        52,195       48,549
                                                   --------      --------     --------
      Total deposits                                262,713       260,973      261,975

  Federal funds purchased                                --           480          300
  Short-term borrowings                               1,000         1,000        1,000
  Other liabilities                                   1,592         1,560        1,357
                                                   --------      --------     --------
      Total liabilities                             265,305       264,013      264,632

SHAREHOLDERS' EQUITY (NOTE 3):
  Common stock, par value $1 per share;
  Authorized - 10,000,000 shares
  Issued and outstanding - 711,000 shares               711           711          711
  Capital in excess of par value                     12,136        12,135       12,136
  Retained earnings                                  13,800        13,397       12,895
                                                   --------      --------     --------
      Total shareholders' equity                     26,647        26,243       25,742
                                                   --------      --------     --------
      Total liabilities and shareholders' equity   $291,952      $290,256     $290,374
                                                   ========      ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           For the three and six months ended June 30, 1995 and 1994
                     (in thousands, except per share data)


                                               Three months ended   Six months ended
                                                    June 30             June 30
                                               ------------------   -----------------
                                                1995       1994      1995      1994
                                               -------    -------   -------   -------
INTEREST INCOME:
  Interest and fees on loans                    $5,064     $4,297    $9,914    $8,422
  Interest on direct financing leases               32         34        63        70
  Interest on Federal funds sold                   125        105       177       266
  Interest on investment securities-
    Taxable                                        564        524     1,111     1,035
    Exempt from Federal income tax                  19         19        38        38
                                                ------     ------    ------    ------
      Total interest income                      5,804      4,979    11,303     9,831
                                                ------     ------    ------    ------
INTEREST EXPENSE:
  Deposits                                       1,734      1,221     3,307     2,442
  Federal funds purchased                            9          4        23         9
  Short-term borrowings                             74          8       109        14
                                                ------     ------    ------    ------
      Total interest expense                     1,817      1,233     3,439     2,465
                                                ------     ------    ------    ------
      Net interest income                        3,987      3,746     7,864     7,366

PROVISION FOR LOAN AND LEASE LOSSES (NOTE 2)       150        135       300       270
                                                ------     ------    ------    ------
      Net interest income after provision
        for loan and lease losses                3,837      3,611     7,564     7,096
                                                ------     ------    ------    ------

OTHER INCOME:
  Service charges on deposit accounts              264        173       523       447
  Other service charges, collection and
    exchange charges, commissions and fees         454        504       927       878
                                                ------     ------    ------    ------
                                                   718        677     1,450     1,325
                                                ------     ------    ------    ------
OTHER EXPENSES:
  Salaries and employee benefits                 2,000      1,842     3,966     3,629
  Occupancy expense of bank premises             1,021        972     2,055     1,924
  Other operating expenses                       1,119      1,150     2,181     2,283
                                                ------     ------    ------    ------
                                                 4,140      3,964     8,202     7,836
                                                ------     ------    ------    ------
      Income before income taxes                   415        324       812       585

INCOME TAX PROVISION                               155        120       302       215
                                                ------     ------    ------    ------
NET INCOME                                      $  260     $  204    $  510    $  370
                                                ======     ======    ======    ======

PER SHARE DATA:
  Net income                                     $0.37      $0.29     $0.72     $0.52
  Cash dividend                                  $0.00      $0.00     $0.15     $0.15
  Average shares outstanding                   711,000    711,000   711,000   711,000

The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                For the six months ended June 30, 1995 and 1994
                                 (in thousands)

                Increase (Decrease) In Cash and Cash Equivalents

                                                                           Six Months Ended June 30
                                                                           ------------------------
                                                                             1995           1994
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest and fees received                                               $ 11,086       $  9,739
  Interest paid                                                              (3,334)        (2,049)
  Service charges, collection and exchange charges,
    commission and fees received                                              1,450          1,326
  Cash paid to suppliers and employees                                       (8,086)        (7,645)
  Income taxes paid                                                            (343)          (228)
                                                                           --------       --------
          Net cash provided by operating activities                             773          1,143
                                                                           --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of investment securities held-to-maturity           10,110          9,009
  Purchase of investment securities held-to-maturity                        (10,113)        (8,993)
  Purchase of investment securities available-for-sale                           (8)        (1,069)
  Net decrease in loans and leases made to customers                          4,224             43
  Capital expenditures                                                         (278)           (58)
  Proceeds from sale of equipment                                               153             --
  Proceeds from sale of other real estate owned                                  --             10
                                                                           --------       --------
          Net cash provided by (used in) investing activities                 4,088         (1,058)
                                                                           --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand deposits and savings accounts                       (5,222)       (14,765)
  Net increase (decrease) in time deposits                                    6,962         (1,429)
  Proceeds from short-term borrowings                                         4,000             --
  Repayment of short-term borrowings                                         (4,000)            --
  Net decrease in federal funds purchased                                      (480)          (140)
  Dividends paid                                                               (106)          (106)
                                                                           --------       --------
          Net cash provided by (used in) financing activities                 1,154        (16,440)
                                                                           --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          6,015        (16,355)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             20,610         42,577
                                                                           --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 26,625       $ 26,222
                                                                           ========       ========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
    Net Income                                                             $    510       $    370
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation on bank premises and equipment                             236            199
        Provision for loan and lease losses                                     300            270
        Amortization of deferred loan fees                                     (147)          (207)
        Changes in -
          Interest receivable                                                   (70)           115
          Interest payable                                                      105            416
          Taxes payable                                                         (41)           (13)
          Other assets                                                          (88)           360
          Other liabilities                                                     (32)          (367)
                                                                           --------       --------
Net cash provided by operating activities                                  $    773       $  1,143
                                                                           ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of managment, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995, are not necessarily indicative of the results anticipated for the year ending December 31, 1995. For additional information, refer to the consolidated financial statements and footnotes thereto included in Hawaii National Bancshares, Inc.'s annual report on Form 10-K for the year ended December 31, 1994.


2.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

                                     Three Months Ended June 30      Six Months Ended June 30
                                     --------------------------      ------------------------
(in thousands)                          1995          1994              1995         1994
--------------                         ------        ------            ------       ------
Balance, beginning of period           $3,453        $3,249            $3,421       $3,129

Provision charged to operations           150           135               300          270

Loans and leases charged-off              (49)         (132)             (176)        (153)
Recoveries on loans and leases
   previously charged-off                   8             5                17           11
                                       ------        ------            ------       ------
     Net charge-offs                      (41)         (127)             (159)        (142)
                                       ------        ------            ------       ------
Balance, end of period                 $3,562        $3,257            $3,562       $3,257
                                       ======        ======            ======       ======


3. STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                     Three Months Ended June 30       Six Months Ended June 30
                                     --------------------------       ------------------------
(in thousands)                          1995          1994              1995            1994
--------------                         -------       -------          -------          -------
Balance, beginning of period           $26,387       $25,538          $26,243          $25,478

Net income                                 260           204              510              370
Cash dividends                              --            --             (106)            (106)
                                       -------       -------          -------          -------
Balance, end of period                 $26,647       $25,742          $26,647          $25,742
                                       =======       =======          =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKGROUND

         Hawaii National Bancshares, Inc. ("Company") is a bank holding company whose wholly-owned subsidiary is Hawaii National Bank ("HNB" or the "Bank"), a national banking association. The Company derives substantially all of its consolidated revenues from the operations of the Bank and the Bank's assets constitute the majority of the Company's assets. Therefore, the discussion that follows relates mainly to the activities of the Bank.

HIGHLIGHTS

         The Company reported net income of $260,000, or $0.37 per share, for the three months ended June 30, 1995, an increase of $56,000 or 27.5% over the comparable period in 1994. The improvement in earnings was attributable to an increase in net interest income and other income from operations, partly offset by an increase in other expenses. Year-to-date earnings were $510,000, or $0.72 per share, an increase of $140,000 or 37.8% over the $370,000 reported for the same period a year ago.

         At June 30, 1995, total assets stood at $291,952,000, a modest increase from $290,256,000 at December 31, 1994. Noncurrent loans and leases, as a percentage of total loans and leases outstanding, declined from 1.6% at December 31, 1994 to 1.4% at June 30, 1995. Shareholders' equity grew to $26,647,000 at June 30, 1995, representing a 1.5% increase from year-end 1994. Book value per share rose from $36.91 at December 31, 1994 to $37.48 at June 30, 1995. Leverage and risk-based capital ratios continued to exceed regulatory requirements by a substantial margin.

         On May 19, 1995, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation ("FDIC") who was named Receiver for the former Bank USA, N.A., Maui, after it was closed by the Office of the Comptroller of the Currency ("OCC"). Under the terms of the agreement, HNB acquired certain assets of approximately $4,000,000 and assumed insured deposits of approximately $8,000,000. The transaction was effective on May 22, 1995, when the two branches of the former Bank USA in Wailuku and Kihei opened as branches of HNB. On July 14, 1995, the Bank applied to the OCC to relocate the Wailuku branch to Kahului, a rapidly growing and more densely populated community. Subject to regulatory approval, the move to the new location is scheduled to take place in the third quarter of 1995.

         On July 6, 1995, the Federal Reserve Open Market Committee reduced its target for the federal funds rate by a quarter of a percentage point, marking the first decline in nearly three years. The federal funds rate, which affects commercial and consumer rates, is the rate that banks charge each other for the use of overnight funds. While unknown at this time, there is speculation that short-term interest rates could be lowered this year depending upon the state of the economy. The Bank has an asset-sensitive balance sheet which generally means that more interest-earning assets could reprice than interest-bearing liabilities. Generally, a decline in interest rates will adversely affect net interest income as asset yields decrease at a faster rate than funding costs.

         On August 8, 1995, the FDIC adopted a rule that will reduce premiums that banks pay for deposit insurance from the current range of $0.23 to $0.31 per $100 of insured deposits to a new range of $0.04 to $0.31. The actual rate paid by each bank will continue to depend on how much risk it poses to the Bank Insurance Fund ("BIF"). The Bank' earnings are expected to benefit significantly from the reduction in insurance premiums. Assuming HNB remains in the same risk category, the annual pre-tax savings to the Bank would be approximately $490,000 based upon a deposit base of $260,000,000. The new rates will take effect the first day of the month following the date that the BIF's mandated reserve ratio of 1.25% is reached. While this target may have been achieved in April or May of this year, the FDIC says that it will need until September 1995 to verify this fact. Included in the new rule is a mechanism for refunding to banks any excess premiums that were paid this year after the BIF had achieved its 1.25% ratio.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three and six months ended June 30, 1995 increased $241,000 or 6.4% and $498,000 or 6.8%, respectively, over the comparable periods in 1994. The growth in net interest income was attributable to an improvement in net interest margin. Net interest margin for the second quarter of 1995 was 5.90%, which compares favorably with 5.52% for the second quarter of last year. For the year-to-date, net interest margin was 5.92%, an increase from the 5.43% reported for the same period in 1994.

         Interest income for the three and six months ended June 30, 1995 increased $825,000 or 16.6% and $1,472,000 or 15.0%, respectively, compared to the same periods in the prior year. The increase was primarily due to higher yields. The average yield on interest-earning assets rose to 8.59% in the quarter from 7.34% in the year-earlier period. The average yield for the year-to-date was 8.50%, an increase from the 7.25% reported for the same period in 1994.

         Interest expense for the three and six months ended June 30, 1995 increased $584,000 or 47.4% and $974,000 or 39.5%, respectively, versus the same periods a year earlier. The increase was primarily due to a higher average cost of deposits. The average rate paid on deposits increased to 3.46% in the quarter from 2.41% in the second quarter of 1994. For the year-to-date, the average rate paid on deposits was 3.33%, up from 2.38% for the first half of 1994.

Other Income and Expenses

         Other income for the three and six months ended June 30, 1995 rose $41,000 or 6.1% and $125,000 or 9.4%, respectively, compared to the same periods in the prior year. The improved results were primarily due to increased revenue from deposit accounts.

         Other expenses consist of salaries and employee benefits, occupancy expenses and other operating expenses. For the three and six months ended June 30, 1995, other expenses increased $176,000 or 4.4% and $366,000 or 4.7%, respectively, compared to the same period last year.

         Salaries and employee benefits for the three and six months ended June 30, 1995 increased $158,000 or 8.6% and $337,000 or 9.3%, respectively, over the same periods a year earlier. The growth in this category reflected an increase in staff and normal merit and inflationary adjustments.

         Occupancy expenses for the three and six months ended June 30, 1995 rose $49,000 or 5.0% and $131,000 or 6.8%, respectively, from the comparable periods in 1994. The increase was attributable to adjustments in lease rents for Bank premises and higher insurance premiums and depreciation charges.

         Other operating expenses for the three and six months ended June 30, 1995 declined $31,000 or 2.7% and $102,000 or 4.5%, compared to same periods a year ago. The improvement was primarily due to a reduction in data processing fees from Computer Systems International, Ltd., a company formed to provide computer services to financial institutions including the Bank. An affiliate of a director and the Bank each own a 50% interest in this bank service corporation.

Income Taxes

         The Company's effective income tax rate for the three and six months ended June 30, 1995 was 37.4% and 37.2%, respectively, compared to 37.0% and 36.8% for the same periods last year.

FINANCIAL CONDITION

Deposits

         HNB's deposits totaled $262,713,000 at June 30, 1995; $260,973,000 at
December 31, 1994; and $261,975,000 at June 30, 1994.  In May 1995, the Bank
assumed approximately $8,000,000 in insured deposits from the FDIC who was named Receiver for the former Bank USA, N.A., Maui. The following month the Bank experienced a net decrease in deposits due to escrow closings and settlements.

Investment Securities

         Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies and State and local government units. The Bank is also a stockholder in the Federal Home Loan Bank of Seattle ("FHLB") and the Federal Reserve Bank. The Bank has no derivative securities, such as structured notes, collateralized mortgage obligations or stripped mortgage-backed securities.

           The book and fair value of the held-to-maturity portfolio at June 30, 1995 was $44,934,000 and $44,895,000, respectively. As of the same date, the book and fair value of the available-for-sale portfolio was $1,497,000. The Bank had no trading securities at quarter-end. During the first half of 1995, there were no sales or transfers of investment securities between the held-to-maturity, available-for-sale or trading categories.

Loan Portfolio and Loan Concentrations

         At June 30, 1995, loans and leases were $213,178,000, a decline of $4,236,000 or 1.9% from year-end 1994 and $516,000 or 0.2% below the level reported at June 30, 1994. During the quarter, the Bank sold a pool of commercial mortgage loans aggregating $4,400,000 to an investor. The Bank has no significant concentrations of credit with any individual party; however, its lending is concentrated on the island of Oahu. At June 30, 1995, real estate loans totaled $139,879,000, representing 65.6% of total loans and leases outstanding. Of this amount, $108,975,000 or 77.9% of the Bank's real estate loans, were secured by mortgages on one-to-four family residential properties in Hawaii.

Noncurrent Loans and Leases and Other Real Estate Owned

         Total noncurrent loans and leases decreased to $2,919,000 at June 30, 1995, representing 1.4% of loans and leases outstanding, compared to $3,567,000 or 1.6% at December 31, 1994, and $2,580,000 or 1.2% at June 30, 1994.
Included in the noncurrent category are loans and leases past due for 90 days or more and still accruing interest and loans and leases on nonaccrual status. There were no restructured loans outstanding at June 30, 1995, December 31, 1994 or June 30, 1994. At June 30, 1995, other real estate owned ("OREO") totaled $938,000 and consisted of two properties. One of the properties has been sold for $150,000 under an agreement of sale which matures in January 1996.

         The following table presents information related to noncurrent loans and OREO for the dates indicated:

                                                      June 30        December 31      June 30
                                                        1995            1994            1994
-----------------------------------------------------------------------------------------------
  Loans and Leases Past Due 90 Days or More          $  337,000      $2,241,000      $1,694,000
  Nonaccrual Loans and Leases                         2,582,000       1,326,000         886,000
                                                     ----------      ----------      ----------
      Total Noncurrent Loans and Leases              $2,919,000      $3,567,000      $2,580,000

  Other Real Estate Owned                              $938,000        $938,000        $939,000
-----------------------------------------------------------------------------------------------


Provision and Allowance for Loan and Lease Losses

         During the three and six months ended June 30, 1995, the Bank provided $150,000 and $300,000, respectively, for possible loan and lease losses, compared to $135,000 and $270,000 for the three and six months ended June 30, 1994.

         Net charge-offs for the quarter and year-to-date were $41,000 and $159,000, respectively, compared to $127,000 and $142,000 for the same periods in 1994. The majority of the charge-offs this year have been in the consumer loan category. This trend is expected to continue through 1995 as the local economy remains weak. On an annualized basis, net charge-offs as a percentage of average loans and leases was 0.08% for the quarter and 0.15% for the year-to-date. For the comparable periods in 1994, the ratio was 0.24% and 0.13%, respectively.

         At June 30, 1995, the allowance for loan and lease losses stood at $3,562,000, compared to $3,421,000 at December 31, 1994 and $3,257,000 at June
30, 1994. The ratio of the allowance to total loans and leases outstanding was 1.7%, 1.6% and 1.5% at June 30, 1995, December 31, 1994 and June 30, 1994,
respectively.

Liquidity

         The Bank has adequate liquidity to accommodate fluctuations in deposit levels, support operations, provide for customer credit needs, and meet obligations and commitments on a timely basis. Additional liquidity is available to the Bank through federal funds lines at other banks. The Bank also has line of credit with the FHLB which permits it to borrow up to 10% of its total assets. Included in this facility is a cash management agreement line of 5%. At June 30, 1995, there were no advances from the Federal Home Loan Bank or federal funds purchased outstanding.

         Operating activities provided net cash of $773,000 for the six months ended June 30, 1995, compared to $1,143,000 for the same period last year. Investing activities provided net cash of $4,088,000 and used net cash of $1,058,000 for the first half of 1995 and 1994, respectively. Financing activities provided net cash of $1,154,000 for the year-to-date and used net cash of $16,440,000 for the comparable period in 1994. During the first half of 1994, the rates paid on bank deposits were relatively low. As a result, there was a general migration in funds away from bank deposits into other investment alternatives.

Capital

         Shareholders' equity totaled $26,647,000 at June 30, 1995, an increase of $404,000 or 1.5% from December 31, 1994 and $905,000 or 3.5% from June 30,
1994. The growth in equity was achieved through retention of earnings after payment of cash dividends of $106,650 in the first quarter of 1995. Book value per share increased to $37.48 at June 30, 1995, compared to $36.91 and $36.21 at December 31, 1994 and June 30, 1994, respectively.

         The Company's leverage capital ratio was 9.15% at June 30, 1995; 9.12% at December 31, 1994; and 8.76% at June 30, 1994. The minimum regulatory requirement is 3.0%.

         The Company's risk-based capital ratios far exceeded regulatory requirements. The rules require a minimum tier 1 capital ratio of 4.0% of risk-weighted assets and a minimum total capital ratio of 8.0% of risk-weighted assets. The Company's tier 1 and total capital ratios were 12.78% and 14.04%, respectively, at June 30, 1995, compared to 12.33% and 13.59% at December 31, 1994; and 12.19% and 13.44% at June 30, 1994.

                          PART II.  OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                    Exhibit 27  Financial Data Schedule

         (b)     Reports on Form 8-K

                    None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HAWAII NATIONAL BANCSHARES, INC.
                                                    (Registrant)



Date      August 14, 1995                By      /s/ Warren K.K. Luke
     -------------------------              ---------------------------------
                                                     Warren K.K. Luke
                                                        President

Date      August 14, 1995                By      /s/ Ernest T. Murata
     -------------------------              ---------------------------------
                                                     Ernest T. Murata
                                                Vice President, Treasurer,
                                                 Assistant Secretary and
                                                 Chief Financial Officer