Form 10-Q
period 1995-09-30
HAWAII NATIONAL BANCSHARES INC
filed 1995-11-13
CIK 805304

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1995

                                       or

/ /   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from         to
                                                         --------   --------

                         Commission File Number 0-15508

                        HAWAII NATIONAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

               HAWAII                                     99-0250218
       (State of incorporation)               (IRS Employer Identification No.)

   45 NORTH KING STREET, HONOLULU, HAWAII                    96817
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

                                 Yes /X/  No / /

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest date is:

Common Stock, $1 Par Value; outstanding at September 30, 1995 - 711,000 shares

                               TABLE OF CONTENTS


                                                                                        Page
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

                Consolidated Balance Sheets - September 30, 1995,
                   December 31, 1994 and September 30, 1994 (Unaudited) ............      3

                Consolidated Statements of Income - Three and nine months
                   ended September 30, 1995 and 1994 (Unaudited) ...................      4

                Consolidated Statements of Cash Flows - Nine months
                   ended September 30, 1995 and 1994 (Unaudited) ...................      5

                Notes to Consolidated Financial Statements (Unaudited) .............      6

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations ..........................................      7

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K ......................................     13

SIGNATURES .........................................................................     13

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
          SEPTEMBER 30, 1995, DECEMBER 31, 1994 AND SEPTEMBER 30, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                             1995           1994           1994
                                                         ------------   -----------   ------------
ASSETS:
  Cash and due from banks                                    $ 19,952      $ 19,610       $ 19,756
  Federal funds sold                                            5,000         1,000          7,500
  Investment securities
        Held-to-maturity (fair value of $44,937,               44,924        44,930         43,999
          $43,892 and $43,341, respectively)
        Available-for-sale                                      1,497         1,489          1,489
  Loans and leases                                            214,388       217,414        214,041
        Less allowance for possible loan
          and lease losses (note 2)                             3,628         3,421          3,401
                                                             --------      --------       --------
                                                              210,760       213,993        210,640
  Premises and equipment                                        4,260         3,929          3,991
  Other assets                                                  5,071         5,305          4,351
                                                             --------      --------       --------
            Total assets                                     $291,464      $290,256       $291,726
                                                             ========      ========       ========

LIABILITIES:
  Deposits -
        Demand                                               $ 88,966       $91,331        $94,325
        Savings                                               111,914       117,447        116,787
        Time                                                   61,071        52,195         50,596
                                                             --------      --------       --------
            Total deposits                                    261,951       260,973        261,708

  Federal funds purchased                                          --           480            715
  Short-term borrowings                                           943         1,000          1,000
  Other liabilities                                             1,689         1,560          2,354
                                                             --------      --------       --------
            Total liabilities                                 264,583       264,013        265,777

SHAREHOLDERS' EQUITY (note 3):
  Common stock, par value $1 per share;
  Authorized - 10,000,000 shares
  Issued and outstanding - 711,000 shares                         711           711            711
  Capital in excess of par value                               12,148        12,136         12,136
  Retained earnings                                            14,022        13,396         13,102
                                                             --------      --------       --------
           Total shareholders' equity                          26,881        26,243         25,949
                                                             --------      --------       --------
           Total liabilities and shareholders' equity        $291,464      $290,256       $291,726
                                                             ========      ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30               SEPTEMBER 30
                                                           ------------------         -----------------
                                                            1995        1994            1995      1994
                                                           ------      ------         -------   -------
INTEREST INCOME:
   Interest and fees on loans                              $4,888      $4,426         $14,802   $12,848
   Interest on direct financing leases                         29          31              92       101
   Interest on Federal funds sold                             162         124             340       390
   Interest on investment securities-
      Taxable                                                 588         516           1,699     1,551
      Exempt from Federal income tax                           19          19              57        57
                                                          -------     -------         -------   -------
        Total interest income                               5,686       5,116          16,990    14,947
                                                          -------     -------         -------   -------
INTEREST EXPENSE:
   Deposits                                                 1,815       1,309           5,122     3,751
   Federal funds purchased                                     --           8              23        17
   Short-term borrowings                                       13           9             122        23
                                                          -------     -------         -------   -------
        Total interest expense                              1,828       1,326           5,267     3,791
                                                          -------     -------         -------   -------
        Net interest income                                 3,858       3,790          11,723    11,156

PROVISION FOR LOAN AND LEASE LOSSES (note 2)                  150         135             450       405
                                                          -------     -------         -------   -------
        Net interest income after provision for
          loan and lease losses                             3,708       3,655          11,273    10,751
                                                          -------     -------         -------   -------
OTHER INCOME:
  Service charges on deposit accounts                         284         251             807       698
  Other service charges, collection and
    exchange charges, commissions and fees                    450         463           1,377     1,341
  Gain on investment securities available-for-sale             19          --              19        --
                                                          -------     -------         -------   -------
                                                              753         714           2,203     2,039
                                                          -------     -------         -------   -------
OTHER EXPENSES:
  Salaries and employee benefits                            2,046       1,915           6,012     5,544
  Occupancy expense of bank premises                        1,067       1,000           3,123     2,924
  Other operating expenses                                    995       1,126           3,176     3,409
                                                          -------     -------         -------   -------
                                                            4,108       4,041          12,311    11,877
                                                          -------     -------         -------   -------
    Income before income taxes                                353         328           1,165       913

INCOME TAX PROVISION                                          131         120             433       335
                                                          -------     -------         -------   -------
NET INCOME                                                 $  222      $  208         $   732   $   578
                                                          =======     =======         =======   =======
PER SHARE DATA:
  Net income                                                $0.31       $0.29           $1.03     $0.81
  Cash dividend                                             $0.00       $0.00           $0.15     $0.15
  Average shares outstanding                              711,000     711,000         711,000   711,000


The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             For the nine months ended September 30, 1995 and 1994
                                 (in thousands)

                Increase (Decrease) In Cash and Cash Equivalents

                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30
                                                                                             ----------------------
                                                                                               1995           1994
                                                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Interest and fees received                                                               $ 16,636      $ 14,678
    Interest  paid                                                                             (5,119)       (3,244)
    Service charges, collection and exchange charges, commission and fees received              2,184         2,039
    Cash paid to suppliers and employees                                                      (11,686)      (10,756)
    Income taxes paid                                                                            (581)         (374)
                                                                                             --------      --------
          Net cash provided by operating activities                                             1,434         2,343
                                                                                             --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturity of investment securities held-to-maturity                           16,012        10,014
    Purchase of investment securities held-to-maturity                                        (16,005)       (9,996)
    Proceeds from sale of investment securities available-for-sale                              2,122            --
    Purchase of investment securities available-for-sale                                       (2,111)       (1,069)
    Net decrease (increase) in loans and leases made to customers                               3,005          (241)
    Capital expenditures                                                                         (379)          (91)
    Proceeds from sale of equipment                                                               154            --
    Purchase of other real estate                                                                (225)           --
    Proceeds from sale of other real estate owned                                                  --            11
                                                                                             --------      --------
          Net cash provided by (used in) investing activities                                   2,573        (1,372)
                                                                                             --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in demand deposits and savings accounts                                       (7,898)      (17,078)
    Net increase in time deposits                                                               8,876           617
    Proceeds from short-term borrowings                                                         4,000            --
    Repayment of short-term borrowings                                                         (4,057)           --
    Net increase (decrease) in federal funds purchased                                           (480)          275
    Dividends paid                                                                               (106)         (106)
                                                                                             --------      --------
          Net cash provided by (used in) financing activities                                     335       (16,292)
                                                                                             --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            4,342       (15,321)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               20,610        42,577
                                                                                             --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 24,952      $ 27,256
                                                                                             ========      ========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
       Net Income                                                                                 732           578
       Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation on bank premises and equipment                                          354           300
             Provision for loan and lease losses                                                  450           405
             Amortization of deferred loan fees                                                  (222)         (261)
             Gain on investment securities available-for-sale                                     (19)           --
             Changes in -
                Interest receivable                                                              (132)           (8)
                Interest payable                                                                  148           547
                Taxes payable                                                                    (148)          (39)
                Other assets                                                                      166           297
                Other liabilities                                                                 105           524
                                                                                             --------      --------
Net cash provided by operating activities                                                    $  1,434      $  2,343
                                                                                             ========      ========



The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995, are not necessarily indicative of the results anticipated for the year ending December 31, 1995. For additional information, refer to the consolidated financial statements and footnotes thereto included in Hawaii National Bancshares, Inc.'s annual report on Form 10-K for the year ended December 31, 1994.


2. Allowance for Possible Loan and Lease Losses

                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30           SEPTEMBER 30
                                          -------------------     --------------------
(IN THOUSANDS)                             1995         1994       1995         1994
                                          -------      ------     -------      -------
Balance, beginning of period              $ 3,562      $3,257     $ 3,421      $ 3,129

Provision charged to operations               150         135         450          405

Loans and leases charged-off                 (100)         --        (276)        (153)
Recoveries on loans and leases
      previously charged-off                   16           9          33           20
                                          -------      ------     -------      -------
         Net (charge-offs) recoveries         (84)          9        (243)        (133)
                                          -------      ------     -------      -------
Balance, end of period                    $ 3,628      $3,401     $ 3,628      $ 3,401
                                          =======      ======     =======      =======

3. STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30             SEPTEMBER 30
                                                 -------------------     ----------------------
(IN THOUSANDS)                                    1995         1994        1995          1994
                                                 -------     -------     --------      --------
Balance, beginning of period                     $26,647     $25,741     $ 26,243      $ 25,477

Net income                                           222         208          732           578
Cash dividends                                        --          --         (106)         (106)
Adjustment to capital in excess of par value          12          --           12            --
                                                 -------     -------     --------      --------
Balance, end of period                           $26,881     $25,949     $ 26,881      $ 25,949
                                                 =======     =======     ========      ========

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

HIGHLIGHTS

         The Company reported net income of $222,000, or $0.31 per share, for the three months ended September 30, 1995, an increase of $14,000 or 6.7% over the $208,000 reported for the comparable period in 1994. Year-to-date earnings were $732,000, or $1.03 per share, an increase of $154,000 or 26.6% over the $578,000 reported for the same period a year ago. The improvement in earnings for the quarter and year-to-date is attributed to an increase in net interest income and other income and a rebate in Federal Deposit Insurance Corporation ("FDIC") premiums which is discussed below.

         On August 8, 1995, the FDIC approved a final rule which reduced premiums that banks pay for deposit insurance from the current range of $0.23 to $0.31 per $100 of deposits to a wider range of $0.04 to $0.31. The actual rate assessed each bank is contingent upon its capital adequacy and risk classification. The new rates retroactively took effect on June 1, 1995 and banks that overpaid were given a one-time refund plus interest. In September 1995, the Bank received a reimbursement of $159,000 from the FDIC which reduced other expenses.

       Noncurrent loans and leases increased from $3,567,000 at December 31, 1994 to $7,171,000 September 30, 1995. The increase was attributable to three loan relationships aggregating $4,465,000 which were placed on nonaccrual status during the quarter. When these loans were placed on nonaccrual, $162,000 in uncollected interest was reversed from current earnings, effectively offsetting the benefit from the FDIC premium refund. These loans are, for the most part, secured by liens against real estate and the Bank is in the process of acting against the collateral. The Bank has other credits which are not performing and which are being monitored closely. Losses are charged to the allowance for loan and lease losses when collectibility becomes doubtful and the underlying collateral is considered inadequate to liquidate the outstanding debt. The Bank anticipates providing $150,000 for possible loan and lease losses for the fourth quarter consistent with the quarterly provisions made for the first three quarters of this year. Any charge-offs exceeding projections could require an additional provision. At September 30, 1995, the allowance was $3,628,000, representing 1.7% of total loans and leases outstanding, compared to $3,421,000 or 1.6% at December 31, 1994. (See "Loan Portfolio Risk Elements and Other Real Estate Owned.")

         At September 30, 1995, total assets stood at $291,464,000, a modest increase from $290,256,000 at December 31, 1994. Shareholders' equity grew to $26,881,000 at September 30, 1995, representing a 2.4% increase from year-end 1994. Book value per share rose from $36.91 at December 31, 1994 to $37.81 at September 30, 1995. Leverage and risk-based capital ratios continued to exceed regulatory requirements by a substantial margin.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three and nine months ended September 30, 1995 increased $68,000 or 1.8% and $567,000 or 5.1%, respectively, over the comparable periods in 1994. The growth in net interest income was attributable to an improvement in net interest margin. Net interest margin for the third quarter of 1995 was 5.65%, which compares favorably with 5.58% for the third quarter of last year. For the year-to-date, net interest margin was 5.83%, an increase from the 5.47% reported for the same period in 1994.

         Interest income for the three and nine months ended September 30, 1995 increased $570,000 or 11.1% and $2,043,000 or 13.7%, respectively, compared to the same periods in the prior year. The increase was primarily due to higher yields. The average yield on interest-earning assets rose to 8.33% in the quarter from 7.53% in the year-earlier period. The average yield for the year-to-date was 8.45%, an increase from the 7.33% reported for the same period in 1994.

         Interest expense for the three and nine months ended September 30, 1995 increased $502,000 or 37.9% and $1,476,000 or 38.9%, respectively, versus the same periods a year ago. The increase was primarily due to a higher average cost of deposits. The average rate paid on deposits increased to 3.49% in the quarter from 2.57% in the third quarter of 1994. For the year-to-date, the average rate paid on deposits was 3.38%, up from 2.44% for the comparable period in 1994.

Other Income and Expenses

         Other income for the three and nine months ended September 30, 1995 rose $39,000 or 5.5% and $164,000 or 8.0%, respectively, compared to the same periods in the prior year. The improved results were primarily due to increased revenue from deposit accounts. During the quarter, a gain of $19,000 was realized from the sale of investment securities available-for-sale.

         Other expenses consist of salaries and employee benefits, occupancy expenses and other operating expenses. For the three and nine months ended September 30, 1995, other expenses increased $67,000 or 1.7% and $434,000 or 3.7%, respectively, compared to the same periods last year. The increase was primarily due to the opening of two new branches on Maui, one in Kihei and the other in Wailuku, which had previously been operated by the former Bank USA, N.A. During the third quarter, the Wailuku branch was relocated to Kahului, a rapidly growing and more densely populated community.

         Salaries and employee benefits for the three and nine months ended September 30, 1995 increased $131,000 or 6.8% and $468,000 or 8.4%, respectively, over the same periods a year earlier. The growth in this category reflects an increase in staff and normal merit and inflationary adjustments which were adopted to keep the Bank's salary and benefit packages competitive. In May 1995, the Bank retained 11 employees from the former Bank USA, N.A. to operate the Maui branches.

         Occupancy expenses for the three and nine months ended September 30, 1995 rose $67,000 or 6.7% and $199,000 or 6.8%, respectively, from the comparable periods in 1994. The increase was attributable to the addition of two new branches on Maui.

         Other operating expenses for the three and nine months ended September 30, 1995 declined $131,000 or 11.6% and $233,000 or 6.8%, compared to the same periods a year ago. The improvement was primarily due to a reduction in FDIC insurance premiums and lower data processing fees payable to Computer Systems International, Ltd. ("CSI"). In September 1995, the Bank received a refund of $159,000 from the FDIC for excess premiums paid plus interest after the Bank Insurance Fund had achieved its mandated reserve ratio of 1.25%. Data processing fees paid to CSI were also lower by $34,000 and $120,000 for the quarter and year-to-date periods, respectively. CSI provides computer services to financial institutions including the Bank. An affiliate of a director and the Bank each own a 50% interest in this bank service corporation.

Income Taxes

         The Company's effective income tax rate for the three and nine months ended September 30, 1995 was 37.1% and 37.2%, respectively, compared to 36.6% and 36.7% for the same periods last year.

FINANCIAL CONDITION

Deposits

         HNB's deposits totaled $261,951,000 at September 30, 1995; $260,973,000 at December 31, 1994; and $261,708,000 at September 30, 1994.
Since the beginning of this year, the Bank has experienced an increase in time deposits of $8,876,000, which has been offset by a decrease in demand and savings deposits of $2,365,000 and $5,533,000, respectively.

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

           The Bank had no trading securities at quarter-end. The book and fair value of the held-to-maturity portfolio at September 30, 1995 was $44,924,000 and $44,937,000, respectively. In May 1995, the Bank acquired U.S. agency securities from the former Bank USA, N.A. which were classified as available-for-sale. These securities were subsequently sold during the third quarter generating proceeds of $2,122,000. The gross realized gain on the sale was $19,000 based on the specific identification method. At September 30, 1995, the book and fair value of the available-for-sale portfolio was $1,497,000.

Loan Portfolio and Loan Concentrations

         At September 30, 1995, loans and leases were $214,388,000, representing a decline of $3,026,000 or 1.4% from year-end 1994 and an increase of $347,000 or 0.2%, compared to the same date in 1994. During the second quarter of 1995, the Bank sold a pool of commercial mortgage loans aggregating $4,400,000 to an investor. The Bank has no significant concentrations of credit with any individual party; however, its lending is concentrated on the island of Oahu. At September 30, 1995, real estate loans totaled $139,477,000, representing 65.1% of total loans and leases outstanding. Of this amount, $111,279,000 or 79.8% of the Bank's real estate loans, were secured by mortgages on one-to-four family residential properties in Hawaii.

Loan Portfolio Risk Elements and Other Real Estate Owned

         The Bank had no restructured loans and leases outstanding at September 30, 1995, December 31, 1994 or September 30, 1994. Total noncurrent loans and leases increased to $7,171,000 at September 30, 1995, representing 3.3% of loans and leases outstanding, compared to $3,567,000 or 1.6% at December 31, 1994, and $3,356,000 or 1.6% at September 30, 1994. The increase was attributable to three loan relationships aggregating $4,465,000 which were placed on nonaccrual status during the quarter. These loans are, for the most part, secured by liens against real estate and the Bank is in the process of acting against the collateral. The Bank has other credits which are not performing and which are being monitored closely. Losses are charged to the allowance for loan and lease losses when collectibility becomes doubtful and the underlying collateral is considered inadequate to liquidate the outstanding debt. The Bank anticipates providing $150,000 for possible loan and lease losses for the fourth quarter consistent with the quarterly provisions made for the first three quarters of this year. Any charge-offs exceeding projections could require an additional provision. (See "Provision and Allowance for Loan and Lease Losses" for comparative data on the loan loss provision, net charge-offs and the allowance for loan and lease losses.)

         At quarter-end, other real estate owned ("OREO") totaled $1,163,000 and consisted of three properties. One of the properties has been sold for $150,000 under an agreement of sale which matures in January 1996.

         The following table presents information related to noncurrent loans and OREO for the dates indicated:




                                                        September 30       December 31        September 30
                                                            1995               1994               1994
--------------------------------------------------------------------------------------------------------------
    Loans and Leases Past Due 90 Days or More          $  597,000         $2,241,000         $2,351,000
    Nonaccrual Loans and Leases                         6,574,000          1,326,000          1,005,000
                                                       -------------      -------------      -------------
         Total Noncurrent Loans and Leases             $7,171,000         $3,567,000         $3,356,000

    Other Real Estate Owned                            $1,163,000          $ 938,000         $  939,000
--------------------------------------------------------------------------------------------------------------


Provision and Allowance for Loan and Lease Losses

         During the three and nine months ended September 30, 1995, the Bank provided $150,000 and $450,000, respectively, for possible loan and lease losses, compared to $135,000 and $405,000 for the three and nine months ended September 30, 1994.

         Net charge-offs for the quarter and year-to-date were $84,000 and $243,000, respectively, compared to a net recovery of $9,000 and a net charge-off of $133,000 for the same periods in 1994. On an annualized basis, net charge-offs as a percentage of average loans and leases was 0.16% for the quarter and 0.15% for the year-to-date. For the comparable periods in 1994, the ratio was -0.02% and 0.08%, respectively.

         At September 30, 1995, the allowance for loan and lease losses stood at $3,628,000, compared to $3,421,000 at December 31, 1994 and $3,401,000 at
September 30, 1994. The ratio of the allowance to total loans and leases outstanding was 1.7%, 1.6% and 1.6% at September 30, 1995, December 31, 1994 and September 30, 1994, respectively.

Liquidity

         The Bank has adequate liquidity to accommodate fluctuations in deposit levels, support operations, provide for customer credit needs, and meet obligations and commitments on a timely basis. Additional liquidity is available to the Bank through federal funds lines at other banks. The Bank also has a line of credit with the FHLB which permits it to borrow up to 10% of its total assets. Included in this facility is a cash management agreement line of 5%. At September 30, 1995, there were no advances from the FHLB or federal funds purchased outstanding.

         For the first nine months of 1995, net cash provided by operating activities was $1,434,000. Net cash provided by investing activities was $2,573,000, largely due to the sale of a commercial mortgage loan package to an investor. Net cash provided by financing activities was $335,000, due primarily to a net increase in time deposits, partly offset by a net decrease in demand and savings deposits.

Capital

         Shareholders' equity totaled $26,881,000 at September 30, 1995, an increase of $638,000 or 2.4% from December 31, 1994 and $932,000 or 3.6% from September 30, 1994. The growth in equity was achieved through retention of earnings after payment of cash dividends of $106,650 in the first quarter of 1995. Book value per share increased to $37.81 at September 30, 1995, compared to $36.91 and $36.50 at December 31, 1994 and September 30, 1994, respectively.

         The Company's leverage capital ratio was 9.22% at September 30, 1995; 9.12% at December 31, 1994; and 8.89% at September 30, 1994. The minimum regulatory requirement is 3.0%.

         The Company's risk-based capital ratios far exceeded regulatory requirements. The rules require a minimum tier 1 capital ratio of 4.0% of risk-weighted assets and a minimum total capital ratio of 8.0% of risk-weighted assets. The Company's tier 1 and total capital ratios were 12.95% and 14.21%, respectively, at September 30, 1995, compared to 12.33% and 13.59% at December 31, 1994; and 12.30% and 13.55% at September 30, 1994.

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


                                                HAWAII NATIONAL BANCSHARES, INC.
                                                          (Registrant)



Date    November 9, 1995                       By    /s/Warren K.K. Luke
        ----------------                            --------------------
                                                       Warren K.K. Luke
                                                           President



Date    November 9, 1995                       By   /s/Ernest T. Murata
        ----------------                            --------------------
                                                      Ernest T. Murata
                                                 Vice President, Treasurer,
                                                  Assistant Secretary and
                                                  Chief Financial Officer