Form 10-K405
period 1995-12-31
HAWAII NATIONAL BANCSHARES INC
filed 1996-03-25
CIK 805304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]
              For the transition period from__________to___________

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 Name of Each Exchange on
Title of Each Class                                 on Which Registered
       None                                           Not Applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $1.00 Par Value
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 1996 was $3,172,356.

         The number of shares outstanding of each of the registrant's classes of common stock as of February 29, 1996 was:

       Title of Class                               Number of Shares Outstanding
 Common Stock, $1 Par Value                                711,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 16, 1996, are incorporated by reference under
Part III of this Report.

                              CROSS REFERENCE SHEET

                     LOCATION IN DEFINITIVE PROXY STATEMENT
                         OF ITEMS REQUIRED BY FORM 10-K

                           FORM 10-K                 DEFINITIVE PROXY STATEMENT

Part and                                                                                                   Page
Item No.                    Caption                              Caption                                  Numbers
--------                    -------                              -------                                  -------
PART III                                                 Definitive Proxy Statement

Item 10         Directors and Executive
                Officers of the Registrant               Election of Directors                              2-4

Item 11         Executive Compensation                   Executive Compensation                             5-9

Item 12         Security Ownership of                    Principal Shareholders and
                Certain Beneficial                       Ownership of Stock by Officers
                Owners and Management                    and Directors of Bancshares                      11-15

Item 13         Certain Relationships
                and Related Transactions                 Related Transactions                             10-11

                                     PART I

ITEM 1.  BUSINESS

DESCRIPTION OF BUSINESS

         Hawaii National Bancshares, Inc. ("Bancshares"), whose principal office is maintained at 45 North King Street, Honolulu, Hawaii, is a Hawaii corporation. Bancshares is a bank holding company whose wholly-owned subsidiary is Hawaii National Bank ("HNB" or the "Bank"), a national banking association.

         The main office of the Bank is also located at 45 North King Street, Honolulu, Hawaii. While the Bank's customer base covers the entire State of Hawaii, the principal market areas are the county of Honolulu on the island of Oahu, which currently is served by nine of the Bank's branches; the county of Hawaii, which is served by a branch in Hilo; and the county of Maui, which is served by branches in Kahului and Kihei. The area of the county of Hawaii served by the Bank's Hilo branch includes the area from the ocean to Haihai to Komohana and Waianuenue The area of the county of Maui served by the Bank's Kahului and Kihei branches is located in the Wailuku, Kahului and Kihei corridor. (See ITEM
2. Properties).

         The principal components of Hawaii's economy are the tourism industry, government expenditures, agriculture, construction, manufacturing, retailing, wholesaling, and service businesses.

         HNB offers a full range of banking services to businesses as well as individuals. These include personal and business checking accounts; savings accounts; time deposits; automated teller equipment; commercial loans - collateralized and uncollateralized; consumer loans for such things as automobiles, household appliances, home improvements, and college aid; real estate collateralized loans; bank credit cards; direct lease financing; foreign exchange; commercial letters of credit; collections and discounts; safe deposit boxes; travelers checks; money orders; cashier's checks; sale of United States Savings Bonds; and night depository. The Bank does not have a trust department and, therefore, does not perform any trust functions.

         HNB's ability to extend its existing branch banking system is subject to approval by the Office of Comptroller of the Currency ("OCC") in compliance with applicable Hawaii law. Currently, Hawaii law generally permits a bank to branch anywhere in the State. In addition, Hawaii has no law permitting interstate acquisitions, except in certain limited circumstances involving troubled financial institutions. Recent federal legislation designed to expand interstate branching and relax federal restrictions on interstate banking will continue to be phased in over the next two years and may expand opportunities for bank holding companies. Hawaii is currently considering legislation which might limit interstate branching opportunities available under this federal legislation. For a more detailed discussion of this federal legislation and Hawaii's possible response, see the discussion following under the heading "Supervision and Regulation - Bank - Recent Federal Banking Legislation - Interstate Banking and Branching."

COMPETITION

         The banking business in Hawaii is highly competitive. There are five other commercial banks doing general banking business and six savings and loan associations doing business in Hawaii. The Bank actively competes for business with other banks, savings and loan associations, credit unions, and individual loan companies within its market areas. In varying degrees, the Bank also faces competition from other types of financially oriented institutions which are either lenders of money or credit, or accept savings or other deposits. Insurance companies, investment management service firms and other business firms, and individuals actively compete with the Bank's mortgage loan services. In addition, foreign (non-Hawaii) banks currently conduct banking activities, also performed by banks in Hawaii, except for retail deposit-taking.

         As of December 31, 1995, HNB, with $268,233,000 in deposits, $213,105,000 in loans, and $297,324,000 in total assets, ranked fifth among the six commercial banks in Hawaii.

EMPLOYEES

         On December 31, 1995, HNB had 218 full-time employees and 8 part-time employees. HNB considers its relations with its employees to be good.

SUPERVISION AND REGULATION

BANCSHARES

General

         As a bank holding company, Bancshares is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places Bancshares under the supervision of the Board of Governors of the Federal Reserve System ("FRB"). In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking. Certain recent legislation designed to expand interstate branching and relax federal restrictions on interstate banking will be phased in over the next two years and may expand opportunities for bank holding companies (for additional information see below under the heading "Bank - Recent Federal Banking Legislation - Interstate Banking and Branching"). However, the impact of this legislation on Bancshares is unclear at this time.

Holding Company Structure

         FRB Regulation. Bancshares must obtain the approval of the FRB prior to: (i) acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank; (ii) before merging or consolidating with another bank holding company; and (iii) before acquiring substantially all of the assets of any additional banks. Until September 1995, the BHCA also prohibited the acquisition by Bancshares of any such interest in any bank or bank holding company located in a state other than Hawaii unless the laws of the state in which such bank was located expressly authorized such acquisition. Now, subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of an out-of-state bank.

         Bancshares is required by the BHCA to file annual and quarterly reports and such other reports as may be required from time to time by the FRB. In addition, the FRB performs periodic examinations of Bancshares and its subsidiary.

         Holding Company Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company which is not a bank or a bank holding company unless the FRB determines that the activities of such company are so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public that would outweigh possible adverse effects. For example, the FRB has by regulation determined activities such as, among others, operating an industrial loan company, industrial bank, savings association, mortgage company, finance company, trust company, credit card company or factoring company, performing certain data processing operations, and providing investment and financial advice, are so closely related to banking as to be a proper incident thereto within the meaning of the BHCA. On the other hand, activities such as, among others, real estate brokerage and syndication, land development, property management, underwriting of life insurance not related to credit transactions, and with certain exceptions, securities underwriting and equity funding, are not so closely related to banking as to be a proper incident thereto within the meaning of the BHCA. In the future, the FRB may from time to time add to or delete from the list of activities permissible for bank holding companies.

         Transactions With Affiliates. Bancshares and its subsidiary will be deemed affiliates within the meaning of the Federal Reserve Act and transactions between affiliates are subject to certain restrictions. Covered transactions include, subject to specific exceptions, loans by bank subsidiaries to affiliates, investments by bank subsidiaries in securities issued by an affiliate, the taking of such securities as collateral, and the purchase of assets by a bank subsidiary from an affiliate. Bancshares and its subsidiary are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

         Tie-In Arrangements. Bancshares and its subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancshares nor its subsidiary may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by it or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

         State Law Restrictions. As a corporation chartered under the laws of the State of Hawaii, Bancshares may also be subject to certain limitations and restrictions as provided under applicable Hawaii corporate law.

         Securities Registration and Reporting. The common stock of Bancshares is registered as a class with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by Bancshares under that Act can be inspected and copied at or obtained from the Washington, D.C., office of the SEC. In addition, the securities issued by Bancshares are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

Control Transactions

         The Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given 60 days' prior written notice of the proposed acquisition, and within that time period, the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

         In addition, any "company" would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% if the company is a bank holding company) or more of the outstanding shares of Bancshares, or otherwise obtain control over Bancshares.

BANK

General

         Despite some recent legislative initiatives to reduce regulatory burdens, banking remains a highly regulated industry. Legislation enacted from time to time may increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance between banks and other financial and nonfinancial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in state legislatures, and before various bank regulatory agencies. In addition, there continues to be proposals in Congress to restructure the banking system.

         Some of the significant areas of bank regulation are generally discussed below.

Regulation of National Banks

         HNB, as a national banking association, is subject to primary regulation and examination by the OCC. It is also subject to regulation by the FRB and, to a more limited extent, by the Federal Deposit Insurance Corporation ("FDIC"). Federal statutes and regulations which govern HNB's operations relate to required reserves against deposits, investments, loans, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches, and other aspects of its operations. The National Bank Act restricts HNB to performing commercial banking business and engaging in activities deemed to be incidental to the business of banking and provides that HNB may not invest in equity securities, except in its fiduciary capacity. The OCC also has authority to prohibit a national bank from engaging in what is considered to be an unsafe and unsound business practice.

Regulation of Management

         Federal law: (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (iii) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Control of Financial Institutions

         No person may acquire "control" of a bank unless the appropriate federal agency has been given 60 days prior written notice and within that time the agency has not disapproved the acquisition. Substantial monetary penalties may be imposed for violation of the change in control or other provisions of banking laws.

Recent Federal Banking Legislation

         Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") generally will, over the next two years, permit nationwide interstate banking and branching. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks (effective as of September 29, 1995). Additionally, beginning June 1, 1997, the Interstate Act permits interstate bank mergers, subject to certain state laws, such as age and contingency laws, unless the home state of either merging bank has "opted-out" of these provisions by enacting "opt-out" legislation. States may also "opt-in" to these bank merger provisions early by enacting nondiscriminatory "opting-in" legislation permitting interstate mergers within their own borders before June 1, 1997. The Interstate Act does allow states to impose certain conditions on interstate bank mergers within their borders; for example, states may impose age requirements of up to five years before the interstate merger for the in-state merging bank. Under the Interstate Act, states may also "opt-in" to de novo branching, allowing out-of-state banks to establish de novo branches within the state.

         Legislation is currently pending in Hawaii which, if adopted as proposed, would limit or impose certain restrictions on interstate mergers. However, the extent and effect of this legislation cannot be predicted with certainty at this time.

         Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"). FDICIA was enacted into law in late 1991. As required by FDICIA, numerous regulations have been adopted by federal bank regulatory agencies, including the following: (i) federal bank regulatory authorities have established five different capital levels for banks and, as a general matter, enable banks with higher capital levels to engage in a broader range of activities; (ii) the FRB has issued regulations requiring standardized disclosures with respect to interest paid on deposits; (iii) the FDIC has imposed restrictions on the acceptance of brokered deposits by weaker banks;
(iv) the FDIC has implemented risk-based deposit insurance premiums; and (v) the FDIC has issued regulations requiring state chartered banks to comply with certain restrictions with respect to equity investments and activities in which the banks act as a principal.

         FDICIA recapitalized the Bank Insurance Fund ("BIF") and required the FDIC to maintain the BIF and Savings Association Insurance Fund ("SAIF") at 1.25% of insured deposits by increasing deposit insurance premiums as necessary to maintain such ratio. FDICIA also required federal bank regulatory authorities to prescribe, by December 1, 1993, (i) non-capital standards of safety and soundness; (ii) operational and managerial standards for banks; (iii) asset and earnings standards for banks and bank holding companies addressing such areas as classified assets, capital, and stock price; and (iv) standards for compensation of executive officers and directors of banks. However, this provision was modified by recent legislation to allow federal regulatory agencies to implement these standards through either guidelines or regulations.

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). FIRREA became effective on August 9, 1989. Among other things, this far-reaching legislation: (i) phased in significant increases in the FDIC insurance premiums paid by commercial banks; (ii) created two deposit insurance pools within the FDIC, one to insure commercial bank and savings bank deposits and the other to insure savings association deposits; (iii) for the first time, permitted bank holding companies to acquire healthy savings associations; (iv) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other federal services from their local Federal Home Loan Banks; and (v) greatly enhanced the regulators' enforcement powers by removing procedural barriers and sharply increasing the civil and criminal penalties for violating statutes and regulations.

         Capital Adequacy Requirements. The FRB, the FDIC, and the OCC (collectively, the "Federal Banking Agencies") have established uniform capital requirements for all commercial banks. Certain bank holding companies, including Bancshares, are also subject to similar capital requirements. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. In addition, banks are required to meet certain guidelines concerning the maintenance of an adequate allowance for loan and lease losses.

         The Federal Banking Agencies' "risk-based" capital guidelines establish a systematic, analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into several categories, with high levels of capital being required for the categories perceived as representing greater risk. The risk weights assigned to assets and credit equivalent amounts of off-balance sheet items are based primarily on credit risk. Other types of exposure, such as interest rate, liquidity and funding risks, as well as asset quality problems, are not factored into the risk-based ratio. Such risks, however, will be taken into account in determining a final assessment of an organization's capital adequacy. Under these regulations, banks were required to achieve a minimum total risk-based capital ratio of 8.0% and a minimum Tier 1 risk-based capital ratio of 4.0%.

         The Federal Banking Agencies also have adopted leverage ratio standards that require commercial banks to maintain a minimum ratio of core capital to total assets (the "Leverage Ratio") of 3.0%. Any institution operating at or near this level is expected to have well- diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings, and in general, to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels (e.g., an additional cushion of at least 100 to 200 basis points, depending upon the particular circumstances and risk profile).

         Regulations adopted by the Federal Banking Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the OCC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels at which an institution is deemed to be "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In order to be "well-capitalized," an institution must maintain at least 10.0% total risk-based capital, 6.0% Tier 1 risk-based capital and a 5.0% Leverage Ratio. Increasingly severe restrictions are imposed on the payment of dividends and mortgage fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized" (which requires at least 8.0% total risk-based capital, 4.0% Tier 1 risk-based capital and a 4.0% Leverage Ratio). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 1995, neither Bancshares nor HNB were subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

         In August of 1995, the Federal Banking Agencies adopted a final rule implementing the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. Effective September 1, 1995, when evaluating the capital adequacy of a bank, the Federal Banking Agencies' examiners will consider exposure to declines in the economic value of the bank's capital due to changes in interest rates. A bank may be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. Concurrent with the publication of this rule, the Federal Banking Agencies proposed for comment a joint policy statement describing the process the Federal Banking Agencies will use to measure and assess a bank's interest rate risk. As indicated by both the final rule and the joint policy statement, the Federal Banking Agencies intend, through a future proposed rule, to incorporate explicit minimum requirements for interest rate risk into their risk-based capital standards. Although the Federal Banking Agencies have indicated that they anticipate any proposed capital requirement would be based on the measurement framework described in the joint policy statement, neither the likelihood that the Federal Banking Agencies will in fact propose such a rule nor the actual requirements or standards established by any such rule can be predicted at this time. Furthermore, any impact the Federal Banking Agency activities discussed above may have on Bancshares or HNB cannot be predicted at this time.

FDIC Insurance

         Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system. The risk classification is based on an assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The capital groups are "well- capitalized," "adequately capitalized," and "undercapitalized." The three supervisory subgroups are Group "A" (for financially sound institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increase risk to the deposit insurance fund), and Group "C" (for those institutions with a substantial probability of loss to the fund absent effective corrective action).

         In August 1995, the FDIC published a rule that revised the current range to a new assessment range of $0.04 to $0.31, thereby reducing premiums that some banks would pay for deposit insurance. The actual rate paid by each bank continued to depend on how much risk that bank posed to the BIF. The new rates did not apply to savings associations whose deposits are insured by the SAIF. Although this rule was effective September 15, 1995, the new rates took effect retroactive to June 1, 1995, the first day of the month following the month in which BIF's mandated reserve ratio of 1.25% was reached. The rule included a mechanism for refunding to banks any excess premiums that were paid after May 31, 1995.

         On November 14, 1995, the FDIC voted to reduce the assessment range even further to $0.00 to $0.27 for the semiannual assessment period that began January 1, 1996. The reduction represents a downward adjustment of $0.04 from the BIF assessment rate promulgated in August of 1995.

EFFECTS OF GOVERNMENT MONETARY POLICY

         Bancshares and HNB are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve Board. In its role of implementing the national monetary policy, the Federal Reserve Board has the power to regulate the national supply of bank credit through such methods as open market operations in the United States government securities market, control of the discount rate on bank borrowings, and establishment of reserve requirements against bank deposits. These means are used in varying combinations and have an influence over the growth of bank loans, investments, and deposits. They may also affect interest rates charged on loans or paid on deposits. The nature and timing of future changes in monetary policies and their impact on HNB are not predictable. As a consequence of the extensive regulation of commercial banking activities in the United States, HNB's business is particularly susceptible to being affected by Federal legislation and regulations which may have the effect of increasing the cost of doing business or limiting permissible activities.

STATISTICAL DISCLOSURES

         Guide 3 of the "Guides for the Preparation and Filing of Reports and Registration Statements" under the Securities Exchange Act of 1934 sets forth certain statistical disclosures in the "Description of Business" section of bank holding company filings. The statistical information requested is presented in the following tables. The tables and information contained therein have been prepared by Hawaii National Bancshares, Inc. and have not been audited or reported upon by Bancshares' independent certified public accountants.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table shows the condensed consolidated average balance sheets, an analysis of interest income/expense and the average yield/rate for each major category of interest-bearing assets and interest-bearing liabilities at December 31 for the year indicated.

                  Hawaii National Bancshares, Inc. & Subsidiary
                                Table I-A and I-B
 Condensed Consolidated Average Balance Sheets, Interest Income and Expense, and
                                Yields and Rates
                                 (in thousands)

                                                         1995                         1994                       1993
                                               -------------------------  ---------------------------  ---------------------------
                                                         INTEREST                    INTEREST                     INTEREST
                                               AVERAGE   INCOME/   YIELD/   AVERAGE  INCOME/   YIELD/   AVERAGE   INCOME/   YIELD/
                                               BALANCE   EXPENSE    RATE    BALANCE  EXPENSE   RATE     BALANCE   EXPENSE    RATE
                                               --------  --------  -----   --------  --------  -----   ---------  --------  -----
Earning assets:
   Interest-bearing deposits in other banks-
     Domestic                                  $    103  $     7   6.80%   $     79       $3   3.80%      $    -   $     -     -
     Foreign                                          -        -      -           -        -      -            -         -     -
   Federal funds sold and securities
     purchased under agreement to resell          9,482      555   5.85%     12,504      492   3.93%      23,912       721  3.02%
   Investment securities-
     Held-to-maturity                            43,772    2,301   5.26%     44,082    2,130   4.83%      43,350     2,503  5.77%
     Available-for-sale                           1,526       93   6.09%      1,155       24   2.08%           -         -     -
                                               --------  -------   ----    --------   ------   ----     --------   -------  ----
       Total investment securities               45,298    2,394   5.29%     45,237    2,154   4.76%      43,350     2,503  5.77%

   Assets held in trading account                     -        -      -           -        -      -            -         -     -
   Loans and leases-
     Domestic                                   215,492   19,684   9.13%    213,729   17,530   8.20%     217,025    17,709  8.16%
     Foreign                                          -        -      -           -        -      -            -         -     -
                                               --------  -------   -----   --------   ------   ----     --------   -------  ----
       Total loans & leases                     215,492   19,684   9.13%    213,729   17,530   8.20%     217,025    17,709  8.16%
                                               --------  -------   -----   --------  -------   ----     --------   -------  ----
         Total earning assets                   270,375  $22,640   8.37%    271,549  $20,179   7.43%     284,287   $20,933  7.36%
                                                         =======   =====             =======   ====                =======  ====
   Cash and due from banks                       15,844                      16,640                       17,677
   Premises and equipment                         4,271                       4,074                        4,363
   Other assets                                     813                         494                        3,429
                                               --------                    --------                     --------

         Total Assets                          $291,303                    $292,757                     $309,756
                                               ========                    ========                     ========

LIABILITIES AND
SHAREHOLDERS' EQUITY

                                                          1995                         1994                       1993
                                               ----------------------------  -------------------------  --------------------------
                                                         INTEREST                     INTEREST                   INTEREST
                                               AVERAGE    INCOME/   YIELD/   AVERAGE   INCOME/  YIELD/  AVERAGE   INCOME/   YIELD/
                                               BALANCE    EXPENSE    RATE    BALANCE   EXPENSE   RATE   BALANCE   EXPENSE    RATE
                                               --------  ---------  ------  --------  --------  -----  --------  --------   ------
Interest-bearing deposits and liabilities:
   Deposits -
     Interest-bearing demand                   $ 28,728   $   579    2.02%   $30,656      $583  1.90%  $ 32,490     $733    2.26%
     Savings                                    117,275     3,447    2.94%   123,257     2,915  2.36%   135,448    3,624    2.68%
     Time                                        57,615     2,923    5.07%    50,532     1,744  3.45%    53,553    1,661    3.10%
     Foreign                                          -         -       -          -         -     -          -        -        -
                                               --------   -------    ----   --------  --------  ----   --------  -------    ----
       Total interest-bearing deposits          203,618     6,949    3.41%   204,445     5,242  2.56%   221,491    6,018    2.72%
                                               --------   -------    ----   --------  --------  ----   --------  -------    ----

   Short-term borrowings-
     Domestic                                     2,506       156    6.23%     1,469        58  3.95%     1,577       45    2.85%
   Long-term debt-
     Domestic                                         -         -       -          -         -     -          -        -       -
                                               --------   -------    ----   --------  --------  ----   --------  -------    ----
       Total interest-bearing deposits
         and liabilities                        206,124     7,105    3.45%   205,914     5,300  2.57%   223,068    6,063    2.72%
                                                          -------    ----             --------  ----             -------    ----
   Noninterest-bearing demand deposits           56,066                       59,154                     56,670
   Other liabilities                              2,770                        1,899                      5,029
                                               --------                     --------                   --------
       Total Liabilities                        264,960                      266,967                    284,767
   Shareholders' Equity                          26,343                       25,790                     24,989
                                               --------                     --------                   --------

         Total Liabilities and
          Shareholders' Equity                 $291,303                     $292,757                   $309,756
                                               ========                     ========                   ========

         Net interest income and
          margin on earnings assets                       $15,535    5.75%             $14,879  5.48%            $14,870    5.23%
                                                          =======    ====             ========  ====             =======    ====

The following table sets forth the dollar amount of changes in interest income and expense and the changes in dollar amounts attributable to (a) changes in volume (change in volume times old rates), (b) changes in rate (change in rate times new volume), and (c) changes in rate/volume (change in rate times change in volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionally. Nonaccruing loans have been included in computation of average loans and leases.

                  Hawaii National Bancshares, Inc. & Subsidiary
                                    Table I-C
                 Analysis of Change in Interest Earned and Paid
                       Due to Changes in Volume and Rates
                             1995-1994 and 1994-1993
                                 (in thousands)

                                                   1995 Compared to 1994            1994 Compared to 1993
                                                Increase (Decrease) Due to:       Increase (Decrease) Due to:
                                                -----------------------------     -----------------------------
                                                                       Net                               Net
                                                                     Increase                         Increase
                                                 Volume    Rate     (Decrease)    Volume    Rate     (Decrease)
                                                -------   -------   ---------     ------   -------   ----------
Interest Earned on:
Interest-bearing deposits in other banks-
    Domestic                                     $   1     $    3      $    4     $   3    $     -     $   3
Federal funds sold and securities
    purchased under agreement to resell           (119)       182          63      (344)       115      (229)
Investment securities-
    Held-to-maturity                               (15)       186         171        42       (415)     (373)
    Available-for-sale                               8         61          69        24          -        24
                                                 -----     ------      ------     -----      -----     -----
           Total investment securities              (7)       247         240        66       (415)     (349)
                                                 -----     ------      ------     -----      -----     -----

Interest from trading account                        -          -           -         -          -         -
Loans and leases-
    Domestic                                       145      2,009       2,154      (269)        90      (179)
    Foreign                                          -          -           -         -          -         -
                                                 -----     ------      ------     -----      -----     -----

           Total loans and leases                  145      2,009       2,154      (269)        90      (179)
                                                 -----     ------      ------     -----      -----     -----

              Total interest income              $  20     $2,441      $2,461     $(544)     $(210)    $(754)
                                                 =====     ======      ======     =====      =====     =====

                                                     1995 Compared to 1994                   1994 Compared to 1993
                                                   Increase (Decrease) Due to:             Increase (Decrease) Due to:
                                                 --------------------------------      ------------------------------------
                                                                          Net                                        Net
                                                                        Increase                                  Increase
                                                  Volume       Rate    (Decrease)       Volume        Rate       (Decrease)
                                                 ---------   -------   ----------      --------      ------       --------
Interest Paid on:
     Deposits-
         Interest-bearing demand                   $ (37)     $   33    $    (4)        $ (41)        $(109)        $(150)
         Savings                                    (141)        673        532          (326)         (383)         (709)
         Time                                        244         935      1,179           (94)          177            83
         Foreign                                       -           -          -             -             -             -
                                                   -----      ------    -------         -----         -----         -----

            Total interest-bearing deposits           66       1,641      1,707          (461)         (315)         (776)
                                                              ------    -------         -----         -----         -----

     Short-term borrowings-
         Domestic                                     41          57         98            (3)           16            13
     Long-term debt-
         Domestic                                      -           -          -             -             -             -
                                                   -----      ------    -------         -----         -----         -----

            Total interest expense                   107       1,698      1,805          (464)         (299)         (763)
                                                   -----      ------    -------         -----         -----         -----

            Increase (decrease)
             in net interest income                $ (87)     $  743    $   656         $ (80)        $  89         $   9
                                                   =====      ======    =======         =====         =====         =====

II.  INVESTMENT SECURITIES PORTFOLIO

The following table presents the carrying value of the portfolio of investment securities at December 31 of each of the past three years.

                  Hawaii National Bancshares, Inc. & Subsidiary

                                   Table II-A

                                 (in thousands)

                                                         1995      1994      1993
                                                        -------   -------   -------
U.S. Treasury and Other U.S. Government Agencies        $44,993   $43,930   $43,017
States and Political Subdivisions                         1,000     1,000     1,000
Other                                                     1,497     1,489       420
                                                        -------   -------   -------

        Total                                           $47,490   $46,419   $44,437
                                                        =======   =======   =======

The following table presents the maturities of investment securities excluding securities which have no stated maturity at December 31, 1995, and the weighted average yields. For obligations of states and political subdivisions whose earnings are exempt from Federal income taxes, yields have been computed on a taxable equivalent basis assuming a 34% tax rate. This tax equivalent adjustment is made for items exempt from Federal income taxes to make them comparable with taxable securities before any income taxes are applied.


                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table II-B
                                 (in thousands)

                                                         After One       After Five
                                    Within              But Within       But Within             After
                                   One Year             Five Years        Ten Years           Ten Years          Total
                               Amount      Yield      Amount  Yield   Amount      Yield     Amount   Yield   Amount   Yield
                               -------    -------    -------  -----   -------    ------    -------  -------  ------   ------
U.S. Treasury and Other U.S.
    Government Agencies        $25,999      5.22%   $18,994   6.02%        -          -         -        -  $44,993   5.56%
States and Political
    Subdivisions                 1,000     11.44%         -      -         -          -         -        -    1,000  11.44%
                               -------     -----    -------  -----   -------    -------   -------  -------  -------  -----
         Total                 $26,999      5.45%   $18,994   6.02%        -          -         -        -  $45,993   5.69%
                               =======     =====    =======  =====   =======    =======   =======  =======  =======  =====

At December 31, 1995, the Company had no investment securities with aggregate carrying values exceeding 10% of shareholders' equity.



                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table II-C
                                 (in thousands)


                                      Security     Carrying    Market
               Issuer                  Rating        Value      Value
               ------                 --------     --------   ---------
               --                        --           --         --

III.  LOAN AND LEASE PORTFOLIO

The following table presents the outstanding domestic loans and leases at December 31 of each of the five years indicated.

                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table III-A
                                 (in thousands)

                                         1995            1994            1993            1992            1991
                                       --------        --------        --------        --------        --------
Real Estate
     Residential and commercial        $133,847        $138,264        $132,505        $130,982        $127,820
     Construction                         4,558           3,108           5,243           7,043           4,906

Loans to U.S. banks                           -               -               -               -               -
Commercial and industrial                66,021          67,484          66,188          66,373          68,041
Consumer*                                 7,255           7,076           7,923           9,239          10,653
All other loans                             248             241             266             302              72
Lease financing                           1,165           1,241           1,546           1,990           2,328
                                       --------        --------        --------        --------        --------

     Total Loans and Leases            $213,094        $217,414        $213,671        $215,929        $213,820
                                       ========        ========        ========        ========        ========


Note: *Loans to individuals for household, family and other personal expenditures.

The following table presents maturity and interest rate sensitivity data for all loans and leases except real estate - residential and commercial, consumer loans and lease financing, at December 31, 1995.


                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table III-B
                           Loan and Lease Maturity and
                         Interest Rate Sensitivity Data
                                December 31, 1995
                                 (in thousands)

                                                              After One         After
                                                One Year     Year through       Five
                                                 or Less      Five Years        Years         Total
                                                --------        -------        -------       --------
Commercial and industrial                       $ 48,262        $17,131        $   628       $ 66,021

Real estate - construction                         4,558              -              -          4,558

Foreign                                                -              -              -              -
                                                --------        -------        -------       --------

                                                $ 52,820        $17,131        $   628         70,579

Real estate - residential and commercial                                                      133,847
Consumer                                                                                        7,255
All other loans                                                                                   248
Lease financing                                                                                 1,165
                                                                                             --------

      Total loans and leases                                                                 $213,094
                                                                                             ========


Loans with fixed or predetermined
  interest rates                                $ 10,192        $ 3,228        $   489       $ 13,909

Loan with floating or adjustable
  interest rates                                  42,628         13,903            139         56,670
                                                --------        -------        -------       --------

                                                $ 52,820        $17,131        $   628       $ 70,579

Risk Elements (See Management's Discussion and Analysis)

The following table presents information related to loans and leases accounted for on a nonaccrual basis, accruing loans and leases which are contractually past due ninety days or more as to principal and/or interest payments ("loans past due 90 days or more") , and restructured loans and leases at December 31 for the years indicated.

                  Hawaii National Bancshares, Inc. & Subsidiary
                                 Table III-C(1)
             Nonaccrual, Past Due, and Restructured Loans and Leases
                                 (in thousands)

                                                  1995         1994         1993          1992         1991
                                                 ------        ------        ----        ------        ----
Nonaccrual loans and leases
      Domestic
         Real estate                             $5,142        $  771        $924        $    -        $513
         Commercial & industrial                  1,064           555           -             2           -
         Consumer                                     -             -           -             -           -
         All other loans                              -             -           -             -           -
         Lease financing                              -             -           -             -           -
      Foreign                                         -             -           -             -           -
                                                 ------        ------        ----        ------        ----
             Total                               $6,206        $1,326        $924        $    2        $513
                                                 ======        ======        ====        ======        ====

Loans and leases past due 90 days or more
      Domestic
         Real estate                             $  393        $  841        $439        $  836        $105
         Commercial & industrial                      -         1,365         169           238           5
         Consumer                                    21            35          26            20          13
         All other loans                              -             -           -             -           -
         Lease financing                              -             -           -             -           -
      Foreign                                         -             -           -             -           -
                                                 ------        ------        ----        ------        ----
             Total                               $  414        $2,241        $634        $1,094        $123
                                                 ======        ======        ====        ======        ====

Restructured loans and leases
      Domestic
         Real estate                             $    -        $    -        $  -        $    -        $  -
         Commercial & industrial                      -             -          52            61
         Consumer                                     -             -           -             -           -
         All other loans                              -             -           -             -           -
         Lease financing                              -             -           -             -           -
      Foreign                                         -             -           -             -           -
                                                 ------        ------        ----        ------        ----
             Total                               $    -        $    -        $ 52        $   61        $  -
                                                 ======        ======        ====        ======        ====

The following table presents information related to loans and leases on a nonaccrual basis for the year ended December 31, 1995.

                Hawaii National Bancshares, Inc. and Subsidiary
                                 Table III-C(2)
                     Nonaccrual Loan and Lease Information
                          Year Ended December 31, 1995
                                 (in thousands)


                                               Domestic     Foreign        Total
                                              ----------    -------        -----
Interest income which would have
       been recorded if loans and

       leases had been current                   $318          $ -         $318
                                                 ====          ===         ====

Interest income recorded during

       this period                               $  -          $ -         $  -
                                                 ====          ===         ====


      Note: See Notes 1 and 5 to the consolidated financial statements and
                                Table III-C(1).

                Hawaii National Bancshares, Inc. and Subsidiary
                                 Impaired Loans
                               December 31, 1995
                                 (in thousands)

                                      Present value of
                                      expected future      Fair value of
                                         cash flows       loan's collateral       Total
                                      ----------------    -----------------       -----
Real estate                                 $188               $4,369             $4,557

Commercial and industrial                    545                  982              1,527
                                            ----               ------             ------

       Total Impaired Loans                 $733               $5,351             $6,084
                                            ====               ======             ======

IV.     SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

The following table presents the Company's loan and lease loss experience at December 31 for the years indicated.

                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table IV-A
                                   Year Ended
                                 (in thousands)

                                                     1995         1994         1993         1992         1991
                                                   --------     --------     --------     --------     ---------
Average loans and leases outstanding               $215,492     $213,729     $217,025     $217,072     $ 202,777
                                                   ========     ========     ========     ========     =========

Loan and lease loss reserve summary-
   Balance at beginning of year                    $  3,422     $  3,129     $  2,783     $  2,475     $   2,137
                                                   --------     --------     --------     --------     ---------
   Loans and leases charged off:
          Real estate                                     -           16           34            1             -
          Commercial and industrial                     837          350           86            7             2
          Consumer                                      267          134           34           61            24
          All other loans                                 -            -            -            -             -
          Lease financing                                 -            -            -            4             -
                                                                --------     --------     --------     ---------

             Total loans and leases charged off       1,104          500          154           73            26
                                                   --------     --------     --------     --------     ---------
   Recoveries on loans and leases charged off:

          Real estate                                     -            -            2            -             -
          Commercial and industrial                      62           10            9            6             7
          Consumer                                       16           18            8           12            26
          All other loans                                 -            -            -            -             -
          Lease financing                                 -            -            1            3             1
                                                   --------     --------     --------     --------     ---------

                 Total recoveries on loans

                     and leases charged off              78           28           20           21            34
                                                   --------     --------     --------     --------     ---------

                 Net charge-offs (recoveries)         1,026          472          134           52            (8)

   Provision charged to expense                         700          765          480          360           330
                                                   --------     --------     --------     --------     ---------
   Balance at end of year                          $  3,096     $  3,422     $  3,129     $  2,783     $   2,475
                                                   ========     ========     ========     ========     =========

Ratio of net charge-offs (recoveries)

    to average loans and leases outstanding            0.48%        0.22%        0.06%        0.02%         0.00%
                                                   ========     ========     ========     ========     =========

The Company has allocated a portion of the allowance for loan and lease losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the various loan and lease categories. The following table presents the allocation of the reserve amounts to the related outstanding loan and lease balances at December 31 for the years indicated. In 1994, the Company adopted a new allocation method which took into account differences in risk classifications. In 1995, the reserve methodology was refined further to analyze each credit for loss potential which was over $50,000 and had been placed on nonaccrual.

                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table IV-B
  Allocation of the Reserve for Loan and Lease Losses to Outstanding Loans and
                                     Leases
                                 (in thousands)

                             1995                   1994                   1993
                     ----------------------  ---------------------  ---------------------
                                 Percent                 Percent               Percent
                               Loans/Leases           Loans/Leases           Loans/Leases
                                 in Each                 in Each               in Each
                                 Category               Category               Category
                     Reserve     to Total    Reserve    to Total    Reserve    to Total
                      Amount   Loans/Leases  Amount   Loans/Leases  Amount   Loans/Leases
                     --------  ------------  -------  ------------  -------  ------------
Commercial and
   industrial         $1,365            31%  $1,713            31%  $  892            31%
Real estate
   -construction         245             2%     276             1%       7             2%
Real estate
   -residential
     and commercial      560            63%     579            64%     294            62%
Consumer                 347             3%     346             3%     375             4%
All other loans            -             -        -             -        -             -
Lease financing           14             1%      13             1%      15             1%
Foreign                    -             -        -             -        -             -
Loans to U.S. Banks
   under repurchase
   agreement               -             -        -             -        -             -
General reserve          565           N/A      495           N/A    1,546           N/A
                      ------           ---   ------           ---   ------           ---

Consolidated          $3,096           100%  $3,422           100%  $3,129           100%
                      ======           ===   ======           ===   ======           ===




                               1992                   1991
                       ---------------------  ---------------------
                                   Percent                Percent
                                Loans/Leases           Loans/Leases
                                   in Each                in Each
                                  Category               Category
                       Reserve    to Total    Reserve    to Total
                        Amount  Loans/Leases  Amount   Loans/Leases
                       -------  ------------  -------  ------------
Commercial and
   industrial           $  736           31%  $  751            32%
Real estate
   -construction             4            3%       2             2%
Real estate
   -residential
     and commercial        202           61%     195            60%
Consumer                   166            4%     189             5%
All other loans              -            -        -             -
Lease financing             20            1%      23             1%
Foreign                      -            -        -             -
Loans to U.S. Banks
   under repurchase
   agreement                 -            -        -             -
General reserve          1,655          N/A    1,315           N/A
                        ------          ---   ------           ---

Consolidated            $2,783          100%  $2,475           100%
                        ======          ===   ======           ===

The following table sets forth by major category the ratio of net loans charged off (recoveries)


                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table IV-C


                                1995     1994     1993     1992     1991
                                ----     ----     ----     ----     ----
Real estate                     0.00%    0.01%    0.01%    0.00%    0.00%
Commercial and industrial       0.36%    0.16%    0.04%    0.00%    0.00%
Consumer                        0.12%    0.05%    0.01%    0.02%    0.00%
All other loans                 0.00%    0.00%    0.00%    0.00%    0.00%
Leasing                         0.00%    0.00%    0.00%    0.00%    0.00%
                                ----     ----     ----     ----     ----

Total                           0.48%    0.22%    0.06%    0.02%    0.00%
                                ====     ====     ====     ====     ====

V.  DEPOSITS

The following table presents the average amount and average rate paid on deposits for the years indicated.

                  Hawaii National Bancshares, Inc. & Subsidiary
                                    Table V-A
                            Average Deposits by Type
                                 (in thousands)

                                               1995              1994               1993
                                         ----------------  -----------------  ---------------
                                          Amount    Rate    Amount    Rate     Amount    Rate
                                         --------  ------  --------  -------  --------  -----
          Noninterest-bearing demand     $ 56,066     -    $ 59,154      -    $ 56,670     -
          Interest-bearing demand          28,728  2.02%     30,656   1.90%     32,490  2.26%
          Savings                         117,275  2.94%    123,257   2.36%    135,448  2.68%
          Time                             57,615  5.07%     50,532   3.45%     53,553  3.10%
          Foreign                               -     -           -      -           -     -
                                         --------          --------             ------

                 Total                   $259,684          $263,599           $278,161
                                         ========          ========           ========

The following table presents the maturity distribution of domestic time certificates of deposit issued in amounts of $100,000 or more at December 31 for the years indicated.

                  Hawaii National Bancshares, Inc. & Subsidiary
                                    Table V-B
               Maturity Distribution of Domestic Time Certificates
                         of Deposit of $100,000 or More
                                 (in thousands)

                                              1995           1994          1993
                                             -------       -------       -------
3 months or less                             $25,213       $21,495       $22,417
Over 3 months through 6 months                11,492        11,543        11,314
Over 6 months through 12 months                4,842         4,040         1,794
Over 12 months                                     -         1,319           342
                                             -------       -------       -------
                                             $41,547       $38,397       $35,867
                                             =======       =======       =======

Note: At December 31, 1995, 1994, and 1993, public time deposits totaled $30,197,000; $29,547,000; and $28,854,000, respectively.

VI.     RETURN ON EQUITY AND ASSETS

The following table presents for the years indicated:

1.       Return on average assets (net income divided by average total assets);

2. Return on average equity (net income divided by average shareholders' equity);

3. Dividend payout ratio (dividends per share divided by net income per share);

4. Average equity to average assets ratio (average shareholders' equity divided by average total assets).




                 Hawaii National Bancshares, Inc. & Subsidiary
                                    Table VI
                    Operating, Dividend, and Capital Ratios


                                                                1995       1994        1993
                                                                ----       ----        ----

         1.  Return on average assets                           0.36%      0.30%       0.41%

         2.  Return on average equity                           3.96%      3.38%       5.11%

         3.  Dividend payout ratio                             10.20%     12.20%       8.38%

         4.  Average equity to average assets ratio             9.04%      8.81%       8.07%

ITEM 2.  PROPERTIES

         Bancshares maintains its office at the same location in Honolulu as the Bank's main office.

         The Bank's premises are leased for varying periods up to 2024. Rent expense was $2,294,000 in 1995; $2,125,000 in 1994 and $2,113,000 in 1993, net
of sublease income of $178,000 in 1995; $93,000 in 1994 and $44,000 in 1993.
Premise leases extend for varying periods up to 30 years and provide for periodic renegotiation of rents based upon a percentage of the appraised value of the leased property. At December 31, 1995, the aggregate minimum rental commitments under all non-cancelable leases were as follows: 1996 - $2,232,000; 1997 - $1,972,000; 1998 - $1,652,000; 1999 - $1,612,000; 2000 - $1,619,000; and
thereafter to 2024 - $27,098,000 (aggregate $36,185,000). Additional information is provided in Note 9 of the Notes to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         The Bank is party to legal actions from time to time as part of its normal course of business. Management, after consulting with counsel on these matters, believes the outcome of these cases will not have a materially adverse effect upon Bancshares' or the Bank's financial position or the results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote of security holders in the fourth quarter of 1995.

INFORMATION ON EXECUTIVE OFFICERS

         Information regarding each executive officer of Bancshares or HNB who is not also a director of Bancshares is as follows:

Name, Age, and
Principal Occupation                      Year First
During Past Five                            Became                  Year Term            Shares of Bancshares
Years and Family                            Officer                 of Office            Common Stock as of
Relationships                           of Bancshares                Expires             January 31, 1996*
--------------------                    -------------                -------             -----------------

Ernest T. Murata, 62,                       1986                     1996                       400
Vice President, Treasurer,
Assistant Secretary and
Chief Financial Officer
("CFO") of Bancshares; Executive
Vice President, Cashier, Secretary
and CFO of HNB.


*Does not include the percentage of shares beneficially owned if less than 1.0% of the total outstanding shares of Bancshares.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDERS MATTERS.

MARKET INFORMATION

         Bancshares' common stock is not actively traded and is not listed on any exchange. Management is not aware of any broker/dealer who formally makes a market in its common stock. However, based upon bid quotations published in the Pacific Business News, the price range of Bancshares' common stock in Hawaii during 1995 has ranged between $27.75 to $33.00 and during 1994 from $22.63 to $27.75. These prices may not reflect prices of actual transactions. Management is not aware of the price range of Bancshares' common stock in the continental U.S. Bancshares' book value per share at December 31, 1995 and 1994 was $38.25 and $36.91, respectively. Neither the book value nor its trading price may be indicative of the value of Bancshares' common stock.

NUMBER OF EQUITY HOLDERS

         As of February 29, 1996, there were 1,322 common shareholders of record. Bancshares' transfer agent is HNB.

DIVIDENDS

         Bancshares paid cash dividends on its common stock in the amount of $0.15 per share on February 14, 1996, February 14, 1995, and February 14, 1994. Bancshares' dividend policy is to retain the majority of its earnings to finance future growth and build a strong capital base. Cash dividends are subject, among other things, to certain limitations under applicable national banking laws as described in Note 10 of the Notes to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

         A summary of operations and selected financial data for the five years ended December 31 is presented as follows:

ITEM 6.  SELECTED FINANCIAL DATA

                        HAWAII NATIONAL BANCSHARES, INC.
                                  & SUBSIDIARY
            SUMMARY OF OPERATIONS AND OTHER SELECTED FINANCIAL DATA
                      for the five years ended December 31
                    (in thousands except for per share data)

                                                                              1995        1994        1993        1992         1991
                                                                            --------    --------    --------    --------    --------
SUMMARY OF OPERATIONS
            Interest income                                                 $ 22,640    $ 20,179    $ 20,933    $ 23,358    $ 25,102
            Interest expense                                                   7,105       5,300       6,063       8,664      11,680
                                                                            --------    --------    --------    --------    --------
                    Net interest income                                       15,535      14,879      14,870      14,694      13,422
            Provision for loan and lease losses                                  700         765         480         360         330
                                                                            --------    --------    --------    --------    --------
                    Net interest income after provision
                        for loan and lease losses                             14,835      14,114      14,390      14,334      13,092
            Other income                                                       2,336       2,348       2,478       2,482       2,277
            Other expenses                                                    15,507      15,085      15,272      14,357      13,100
                                                                            --------    --------    --------    --------    --------
            Income before income taxes and cumulative
                    effect of change in accounting principle                   1,664       1,377       1,596       2,459       2,269
            Income tax provision                                                 620         505         670         869         847
                                                                            --------    --------    --------    --------    --------
            Income before cumulative effect of change
                    in accounting principle                                    1,044         872         926       1,590       1,422
            Cumulative effect of change in method
                    of accounting for income taxes                              --          --           350        --          --
                                                                            --------    --------    --------    --------    --------
                        Net income                                          $  1,044    $    872    $  1,276    $  1,590    $  1,422
                                                                            ========    ========    ========    ========    ========
            Earnings Per Common Share:
                    Earnings before cumulative effect of
                        accounting change                                   $   1.47    $   1.23    $   1.30    $   2.24    $   2.39
                    Cumulative effect of change in
                        accounting principle                                    --          --          0.49        --          --
                                                                            --------    --------    --------    --------    --------
            Earnings per common share                                       $   1.47    $   1.23    $   1.79    $   2.24    $   2.39
                                                                            ========    ========    ========    ========    ========
            Cash dividends per share                                        $   0.15    $   0.15    $   0.15    $   0.15    $   0.15
                                                                            ========    ========    ========    ========    ========

OTHER SELECTED FINANCIAL DATA:

            Total assets                                                    $299,590    $290,256    $306,407    $316,622    $308,682

            Investment securities                                           $ 47,490    $ 46,419    $ 44,437    $ 42,216    $ 40,124

            Loans and leases, less allowance for
                    possible losses                                         $209,998    $213,993    $210,542    $213,146    $211,344

            Deposits                                                        $268,906    $260,973    $278,168    $288,816    $282,348

            Shareholders' equity                                            $ 27,193    $ 26,243    $ 25,478    $ 24,308    $ 22,825

            Book value per share                                            $  38.25    $  36.91    $  35.83    $  34.19    $  32.10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         In reviewing this discussion, reference should be made to the accompanying table of analysis of operations, the financial statements, and selected financial data presented elsewhere in this report.

                 Hawaii National Bancshares, Inc. & Subsidiary
                       Analysis of Results of Operations
                                 (in thousands)

                                                          Year Ended December 31        1995 vs 1994               1994 vs 1993
                                                         ------------------------  ----------------------  -----------------------
                                                                                    Increase   Percent of   Increase    Percent of
                                                         1995     1994     1993     (Decrease)    Change    (Decrease)     Change
                                                         ----     ----     ----    ----------  ----------  -----------------------

Interest Income:
     Interest and fees on loans
              and leases                                $19,684  $17,530  $17,709    $2,154       $12.3%     $(179)        -1.0%
     Interest on Federal funds sold                         555      492      721        63        12.8%      (229)       -31.8%
     Interest on investment securities                    2,301    2,130    2,478       171         8.0%      (348)       -14.0%
     Other                                                  100       27       25        73       270.4%         2          8.0%
                                                        -------  -------  -------    ------       -----      -----        -----
                   Total interest income                 22,640   20,179   20,933     2,461        12.2%      (754)        -3.6%
                                                        -------  -------  -------    ------       -----      -----        -----
Interest Expense:
     Deposits                                             6,949    5,242    6,018     1,707        32.6%      (776)       -12.9%
     Interest on borrowed funds                             156       58       45        98       169.0%        13         28.9%
                                                        -------  -------  -------    ------       -----      -----        -----
                   Total interest expense                 7,105    5,300    6,063     1,805        34.1%      (763)       -12.6%
                   Net interest income                   15,535   14,879   14,870       656         4.4%         9          0.1%
Provision for loan and lease losses                         700      765      480       (65)       -8.5%       285         59.4%
                                                        -------  -------  -------    ------       -----      -----        -----
                   Net interest income after provision
                        for loan and lease losses        14,835   14,114   14,390       721         5.1%      (276)        -1.9%
                                                        -------  -------  -------    ------       -----      -----        -----
Other Income:
     Service charges on deposit accounts                    306      261      233        45        17.2%        28         12.0%
     Other service charges, collection and exchange
              charges, commissions and fees               2,011    2,087    2,235       (76)       -3.6%      (148)        -6.6%
     Gain on available-for-sale securities                   19        -        -        19           -          -          -
     Gain on trading securities                               -        -       10         -           -        (10)      -100.0%
                                                        -------  -------  -------    ------       -----      -----        -----
                                                          2,336    2,348    2,478       (12)       -0.5%      (130)        -5.2%
                                                        -------  -------  -------    ------       -----      -----        -----

                                                          Year Ended December 31       1995 vs 1994           1994 vs 1993
                                                          ----------------------  ----------------------  -----------------------
                                                                                   Increase   Percent of   Increase    Percent of
                                                          1995    1994      1993  (Decrease)   Change     (Decrease)     Change
                                                          ----    ----      ----  ----------  ----------  ----------   ----------

Other Expenses:
     Salaries and employee benefits                      7,722    7,295    7,130      427        5.9%         165          2.3%
     Occupancy expense of bank premises                  3,381    3,178    3,139      203        6.4%          39          1.2%
     Equipment expense                                     777      708      711       69        9.7%          (3)        -0.4%
     Computer services                                     690      846      934     (156)     -18.4%         (88)        -9.4%
     Other operating expenses                            2,937    3,058    3,358     (121)      -4.0%        (300)        -8.9%
                                                        ------   ------   ------     ----      -----         ----       ------
                                                        15,507   15,085   15,272      422        2.8%        (187)        -1.2%
                                                        ------   ------   ------     ----      -----         ----       ------
         Income before income taxes and cumulative
              effect of change in accounting principle   1,664    1,377    1,596      287       20.8%        (219)       -13.7%
Income Tax Provision                                       620      505      670      115       22.8%        (165)       -24.6%
                                                        ------   ------   ------     ----      -----         ----       ------
         Income before cumulative effect of
              change in accounting principle             1,044      872      926      172       19.7%         (54)        -5.8%
Cumulative Effect of Change in Method
     of Accounting for Income Taxes                          -        -      350        -          -         (350)     -100.0%
                                                        ------   ------   ------     ----      -----         ----       ------
         Net income                                      1,044      872    1,276      172       19.7%        (404)       -31.7%
                                                        ======   ======   ======     ====      =====         ====       ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         Hawaii National Bancshares, Inc. ("Bancshares") through its wholly owned subsidiary, Hawaii National Bank ("HNB" or the "Bank"), maintains a diverse portfolio of assets ranging from the core business of loans and leases to investment securities issued by federal, state, and municipal authorities. The interest-earning assets of the Bank are financed through a combination of interest-bearing and interest-free sources. In keeping with management's goals of managing risk and improving long-term profitability to shareholders, the Bank continues to emphasize conservative credit underwriting, diversification of revenue sources, and controlled growth. Preserving credit quality, maintaining a liquid and interest rate sensitive balance sheet and building a strong capital position continue to have high priorities.

ECONOMIC OUTLOOK

         While the nation's economy appears to have achieved a "soft landing," the recovery in Hawaii, which is now into its third year, continues to lag behind the rest of the mainland. According to preliminary estimates by local economists, the gross state product grew at a nominal inflation-adjusted 0.8% in 1995, following a stagnant 1994 in which the economy experienced no growth. For 1995, the preliminary State unemployment rate was 5.4%, an improvement from 6.1% in 1994, and slightly below the national rate of 5.6%. Single family and condominium resales on Oahu for 1995 declined 21.4% and 31.0%, respectively, over the prior year while the median single family resale price and the median condominium resale price were down 3.1% and 4.2%, respectively. As Hawaii's weak economy continued to take its toll, the number of bankruptcy filings soared to 2,018 in 1995, a 27.2% increase over last year's record 1,587 filings. As of December 15, 1995, the number of foreclosures filed in the State this year amounted to 1,894, a 20.0% increase over last year's record 1,578 filings. While government officials are hopeful that Hawaii's economy has bottomed out, little progress is expected in 1996. The State is currently facing a $200,000,000 budget shortfall in the supplemental budget for the fiscal biennium that ends June 30, 1997 which may result in additional layoffs and cutbacks in State programs. In 1996, local economists are projecting the economy to grow between 1.0% to 2.0%.

OVERVIEW

         The consolidated net income of Hawaii National Bancshares, Inc. and Hawaii National Bank (collectively, the "Company") was $1,043,935 for the year ended December 31, 1995, an increase of $171,595 or 19.7% from $872,340 in 1994.
The improvement in profitability was attributable to an increase in net interest income and a rebate in Federal Deposit Insurance Corporation ("FDIC") insurance premiums, partly offset by higher staffing and occupancy costs related to the opening of two new branches on Maui. (see discussion below). During the year, the Company received a refund in FDIC premiums plus interest of $159,000 after the Bank Insurance Fund exceeded its mandated reserve ratio. Earnings per share were $1.47 in 1995 and $1.23 in 1994.

         Net income for 1993 was $1,276,092 or $1.79 per share. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" on a prospective basis. The cumulative effect of this accounting change resulted in the one-time recognition of an income tax benefit of $350,000 which was equivalent to $0.49 per share. Had the Company not benefited from SFAS 109, 1993 net income would have been $926,092 or $1.30 per share. The results for that year also included an adjustment to the Bank's investment in Computer Systems International, Ltd. ("CSI") of $280,559 which is discussed in "Other Income and Other Expenses." Excluding the effects of both SFAS 109 and the adjustment in CSI, earnings for 1993 would have been $1,206,651 or $1.70 per share.

         On May 19, 1995, the Bank entered into a purchase and assumption agreement with the FDIC who was named Receiver for the former Bank USA, N.A., Maui ("Bank USA"), after it was closed by the Office of the Comptroller of the Currency. Under the terms of the agreement, HNB acquired certain assets of approximately $4,000,000 and assumed insured deposits of approximately $8,000,000. The transaction was effective on May 22, 1995, when the two branches of the former Bank USA in Wailuku and Kihei opened as branches of HNB. During the third quarter, the Wailuku branch was relocated to Kahului, a rapidly growing and more densely populated community.

         Noncurrent loans and leases increased to $6,620,000 at December 31, 1995, representing 3.1% of total loans and leases, compared to $3,567,000, or 1.6%, at December 31, 1994. In 1995, the Bank's performance was skewed by four loan relationships aggregating $4,358,500 which were placed on nonaccrual status. Three of these credits are presently in foreclosure and the fourth is a work-out. Prior to year-end, one of the relationships was written down by $643,000 to the appraised value of the underlying collateral. As a result, net charge offs increased from $472,834 in 1994 to $1,025,203 in 1995.

         At December 31, 1995, total assets stood at $299,590,457, an increase of 3.2% from $290,256,292 at December 31, 1994. Shareholders equity grew to $27,192,715 at year-end 1995, representing an increase of 3.6% over the previous year-end balance. Book value per share rose from $36.91 at December 31, 1994 to $38.25 at December 31, 1995. Leverage and risk-based capital requirements exceeded regulatory capital requirements by a substantial margin at December 31, 1995 and 1994.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") generally will, over the next two years, permit nationwide interstate banking and branching. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks (effective as of September 29, 1995). Additionally, beginning June 1, 1997, the Interstate Act permits interstate bank mergers, subject to certain state laws, such as age and contingency laws, unless the home state of either merging bank has "opted-out" of these provisions by enacting "opt-out" legislation. States may also "opt- in" to these bank merger provisions early by enacting nondiscriminatory "opting-in" legislation permitting interstate mergers within their own borders before June 1, 1997. The Interstate Act does allow states to impose certain conditions on interstate bank mergers within their borders; for example, states may impose age requirements of up to five years before the interstate merger for the in-state merging bank. Under the Interstate Act, states may also "opt-in" to de novo branching, allowing out-of-state banks to establish de novo branches within the state.

         Legislation is currently pending in Hawaii which, if adopted as proposed, would limit or impose certain restrictions on interstate mergers. However, the extent and effect of this legislation cannot be predicted with certainty at this time.

RESULTS OF OPERATIONS

Net Interest Income

         HNB derives the majority of its earnings from net interest income, which is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The principal components of interest-earning assets are loans and leases, federal funds sold and investment securities. Interest-bearing liabilities consist of interest-bearing deposits and short-term borrowings.

         Net interest income grew to $15,534,686 in 1995, compared to $14,879,671 in 1994 and $14,870,407 in 1993. The improvement of 4.4% in 1995 was attributable to an increase in average yields, partly offset by an increase in average deposit rates. In 1994, a lower average yield on investment securities and a lower average balance of interest-earning assets served to constrain the growth in net interest income. Net interest margin was 5.75%, 5.48% and 5.23% for 1995, 1994 and 1993, respectively.

        Total interest income amounted to $22,640,331 in 1995 versus $20,179,900 in 1994 and $20,932,699 in 1993. The increase of 12.2% in 1995 was primarily due to an increase in average yields. The average yield on interest-earning assets rose from 7.43% in 1994 to 8.37% in 1995. The increase
was attributable to the   Federal Reserve Board's tight monetary policy which
kept interest rates high during the early part of the year. The lower revenue reported in 1994 was attributable to a lower average investment yield and a lower average balance of loans and leases and federal funds sold.

         Total interest expense was $7,105,645 in 1995, compared to $5,300,229 and $6,062,292 in 1994 and 1993, respectively. The increase of 34.1% in 1995 was primarily due to a higher average cost of deposits which, in turn, was affected by higher market interest rates and a shift from savings into time deposits. The average rate paid on deposits increased from 2.56% in 1994 to 3.41% in 1995. During 1995, the average rates paid on savings and time deposits were 2.94% and 5.07%, respectively. The decline in interest expense in 1994 was due to a lower average cost of deposits and a lower average deposit balance.

Other Income and Other Expenses

         In addition to interest income, the Bank has various sources of other income which includes service charges on deposit accounts; other service charges, collection and foreign exchange charges, commissions and fees; and gains on the sale of securities. Other income totaled $2,336,523 in 1995, $2,348,058 in 1994 and $2,478,373 in 1993.

         Other expenses consist of salaries and employee benefits, occupancy expense of bank premises, equipment expense, computer services and other operating expenses. In 1995, other expenses amounted to $15,507,274, compared to $15,085,389 in 1994 and $15,272,688 in 1993. The increase of $421,885, or 2.8%, in 1995 was primarily due to the opening of two new branches on Maui, partly offset by a rebate in FDIC premiums. The decline of $187,299, or 1.2%, in 1994 was primarily due to a reduction in the Bank's investment in CSI which is discussed later in this section.

         Salaries and employee benefits increased $426,673, or 5.8%, in 1995, compared to an increase of $165,628, or 2.3%, a year earlier. The growth in this category reflects an increase in staff and normal merit and inflationary adjustments which were adopted to keep the Bank's salary and benefit packages competitive. In 1995, the Bank retained the employees from the former Bank USA to operate the Maui branches. The number of full-time equivalent employees totaled 218 at December 31, 1995, compared to 213 and 210 at December 31, 1994 and 1993, respectively. Consistent with management's goals of controlling growth and improving long-term profitability to shareholders, increases in staff continue to be closely monitored.

         Occupancy expense of bank premises rose $203,287, or 6.4%, in 1995 versus an increase of $38,848, or 1.2%, in the previous year. The increase in 1995 was attributable to the addition of two new branches on Maui.

         Equipment expense increased $68,750, or 9.7%, in 1995 and decreased $3,269, or 0.5%, in 1994. The increase in 1995 resulted primarily from higher depreciation charges.

         Computer services are obtained from CSI, a company formed to provide data processing services to financial institutions, including the Bank. At December 31, 1995, the Bank and an affiliate of a director each owned a 50% interest in this bank-service corporation. Charges for data processing service were $690,000 in 1995, a decline from $846,000 in 1994 and $935,000 in 1993.

         Other operating expenses decreased $121,380, or 4.0%, in 1995 and $299,683, or 8.9%, in 1994. The improvement in 1995 was primarily due to a reduction in FDIC insurance premiums. On August 8, 1995, the FDIC approved a rule which reduced premiums that banks pay for deposit insurance from the current range of $0.23 to $0.31 per $100 of deposits to a wider range of $0.04 to $0.31. The actual rate assessed each bank continued to be contingent upon its capital adequacy and risk classification. The new rates retroactively took effect on June 1, 1995 and banks that overpaid were given a one-time refund plus interest. In September 1995, the Bank received a reimbursement of $159,000 from the FDIC which reduced other expenses. On November 14, 1995, the FDIC voted to reduce the assessment range by another $0.04 to $0.00 to $0.27 for the semiannual assessment period that began January 1, 1996. Well- capitalized and well-managed bank's that qualify for the zero premium rate will still be required to pay the legal minimum of $2,000 per year. Assuming HNB remains in the same risk category, the annual pre-tax savings to the Bank would be approximately $106,000 based upon a deposit base of $269,000,000.

         Also included in other operating expenses are adjustments to the Bank's investment in CSI which is accounted for under the equity method. The Bank's equity in losses of CSI was $200,000 in 1995, $60,000 in 1994 and $280,559 in
1993. Included in the loss for 1993 was a reduction in the Bank's investment in CSI of $215,000. In prior years, CSI had invested in the development of a banking software in expectation of generating future revenues from its primary customers. Late in 1993 communications between CSI and one of their customers raised substantial doubt as to whether that customer would continue to utilize CSI as its service provider. In addition, CSI had been unsuccessful in persuading any of its other customers to convert to the new software. Because prospects for recovery of the deferred development costs had dimmed considerably, CSI concluded that a writeoff of those deferred costs was appropriate at that time. Accordingly, the Company included its proportionate share of the resulting loss in its 1993 results based on the timing of the aforementioned communications and the absence of any mitigating information. Subsequently, the customer did in fact terminate its arrangement with CSI and never provided any revenues to them in connection with the new banking software.

Income Tax Expense

         The Company's federal and state income tax provision increased to $620,000 in 1995, compared to $505,000 in 1994 and $670,000 in 1993. The effective tax rates for those years were 37.3%, 36.7%, and 42.0%, respectively. Effective January 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes," the cumulative effect of which was the recognition of an income tax benefit of $350,000 in the first quarter of 1993. Under SFAS 109, deferred tax assets and liabilities are measured using enacted tax rates scheduled to be in effect at the time the related temporary differences between financial reporting and tax reporting of income and expense are expected to reverse.

FINANCIAL CONDITION

Deposits

         Deposits traditionally have been the principal source of HNB's funds for use in lending, meeting liquidity requirements and making investments. The maintenance of a stable and low cost deposit base is, therefore, an important factor in the Bank's asset and liability management plan and essential to the achievement of its profit goals. The Bank's strategy for attracting new deposits and retaining its current base focuses on achieving customer satisfaction and building long-term relationships. The Bank offers a variety of deposit products which are marketed to residents of Hawaii. No deposits are placed by or through a broker. In 1995, the Bank assumed $8,061,823 in deposits from the former Bank USA, consisting of $1,423,507 in noninterest- bearing demand deposits, $1,507,291 in interest-bearing demand deposits, $740,076 in savings deposits, and $4,390,949 in time deposits. At December 31, 1995, total deposits amounted to $268,905,785, representing an increase of $7,932,667, or 3.0%, over total deposits of $260,973,118 at December 31, 1994.

         The following table presents the distribution of the Bank's deposit accounts at December 31 for the years indicated.

-------------------------------------------------------------------------------------------------------------------
                                       1995                           1994                          1993
                              ----------------------        ----------------------        ----------------------
                                 Amount         %              Amount         %              Amount          %
-------------------------------------------------------------------------------------------------------------------


Noninterest-bearing demand    $  66,331,301     24.7%       $  59,714,902     22.9%       $  63,764,593      22.9%
Interest-bearing demand          29,316,390     10.9           31,615,598     12.1           33,391,045      12.0
Savings                         113,736,751     42.3          117,447,338     45.0          131,034,155      47.1
Time                             59,521,343     22.1           52,195,280     20.0           49,977,932      18.0
                              -------------    -----        -------------    -----        -------------     -----
    Total deposits            $ 268,905,785    100.0%       $ 260,973,118    100.0%       $ 278,167,725     100.0%
                              =============    ======       =============    ======       =============     ======

-------------------------------------------------------------------------------------------------------------------


         Noninterest-bearing demand deposits ended 1995 $6,616,399 above the balance reported at year-end 1994. The growth in these deposits are important to the Bank because they represent an interest-free source of funds which enhances net interest margin. Interest-bearing demand deposits at year-end 1995 were $2,299,208 lower, compared to the same date in 1994. In recent years, as customers have grown more knowledgeable about financial matters, they have tended to use these accounts primarily for current transaction purposes. Generally, excess funds not needed in the immediate future are transferred to higher yielding deposit accounts or invested in other financial instruments. Time deposits increased by $7,326,063 over year-end 1994 levels, offsetting a decline in savings deposits of $3,710,587. During the year, customers continued to shift their funds from savings to time deposits to take advantage of higher rates. The average rate paid on savings and time deposits in 1995 was 2.94% and 5.07%, respectively. Since December 31, 1993, time deposits, as a percentage of total deposits, have grown from 18.0% to 22.1% at December 31, 1995. Meanwhile, over the same period, savings deposits have declined from 47.1% to 42.3%. This change in the deposit mix contributed to the increase in total interest expense in 1995. Included in time deposits are certificates of deposits ("CD") purchased by the State of Hawaii, its counties and other government agencies. Historically, these CDs have been a stable source of funds for the Bank and are considered to be core deposits. At December 31, 1995, 1994 and 1993, public time deposits totaled $30,197,000, $29,547,000, and $28,854,000, respectively, representing 11.2%, 11.3%, and 10.4% of the Bank's total deposits.

         The Bank's ability to attract and retain deposits (primarily savings and time deposits) has been, and will continue to be, significantly affected by market conditions. When direct investment vehicles, such as stocks and mutual funds, offer a higher return, the possibility of disintermediation (i.e., the flow of funds away from financial institutions into the capital market) exists. This was the case in 1994 and 1993 when a deposit outflow of $17,194,607 and $10,648,190, respectively, was recorded. The Bank's experience in those years was consistent with an industry trend.

Investment Security Portfolio

         Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, and State and local government units. The Bank is also a stockholder in the Federal Reserve Bank and the Federal Home Loan Bank of Seattle ("FHLB"). The Bank has no derivative securities, such as structured notes, collateralized mortgage obligations, or stripped mortgage-backed securities.

         The Bank had no trading securities at December 31, 1995 and 1994. The book and fair values of investment securities held-to-maturity at December 31, 1995 were $45,993,061 and $46,165,000, respectively, compared to $44,930,312 and
$43,892,000 at December 31, 1994. There were no sales of investment securities from the held-to-maturity portfolio in 1995 or 1994. In May 1995, the Bank acquired $2,103,358 in U.S. agency securities from the former Bank USA which were classified as available-for-sale. These securities were subsequently sold during the third quarter generating proceeds of $2,122,073. The gross realized gain was $18,715 based on the specific identification method. At December 31, 1995, the book and fair value of investment securities available-for-sale was $1,497,003, compared to $1,489,303 at December 31, 1994. During 1995 and 1994,
there were no transfers between the held-to-maturity, available-for-sale and trading categories.

Loan and Lease Portfolio

         At December 31, 1995, total loans and leases stood at $213,094,028, representing a decrease of $4,320,162, or 2.0%, over the level reported at December 31, 1994. The decline was primarily due to: 1) the sale of a $4,427,468 commercial mortgage loan package to an investor; 2) payoffs on two large commercial loans totaling $3,102,000; and 3) gross charge offs amounting to $1,103,875.

         Real estate loans declined to $138,404,538 at year-end 1995, $2,967,676 lower than the level at year-end 1994. Commercial and industrial loans ended the year at $66,020,649, a decrease of $1,463,529 from December 31, 1994. Consumer loans rose to $7,255,125 at year-end 1995, an increase from the $7,075,801 reported for the same date last year. At December 31, 1995, direct financing leases and other loans totaled $1,165,370 and $248,346, respectively, compared to $1,241,148 and $240,849 at December 31, 1994.

         In mid 1995, the Federal Reserve Board began lowering short-term interest rates in an effort to keep the nation's economic recovery alive. While these rate reductions may spur loan growth in other parts of the country, businesses and consumers in Hawaii are likely to remain cautious about assuming additional debt until confidence levels in the local economy improve.

Loan Concentrations

         The Bank has no significant concentrations of credit risk with any individual party; however, the Bank's lending is concentrated on the island of Oahu. The Bank has no foreign loans in its portfolio.

         At December 31, 1995, loans collateralized by real estate totaled $138,404,538, accounting for 64.9% of the loan and lease portfolio. Of this amount, $106,200,103, or 76.7%, was collateralized by one-to-four family residential mortgages in Hawaii. Although the residential real estate market improved as the year progressed, single family and condominium resales on Oahu declined 21.4% and 31.0%, respectively, in 1995, compared to the prior year. The slowdown in sales activity, coupled with an increase in the supply of new homes, contributed to an erosion in prices in 1995. For the year, the median single family resale price and the median condominium resale price were down 3.1% and 4.2%, respectively.

Loan Impairment

         On January 1, 1995, the Bank adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures," which amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's effective rate or the fair value of collateral if the loan is collateral dependent. Excluded from the scope of Statement No. 114 are: 1) commitments to lend; 2) large groups of smaller balance homogeneous loans that are collectively evaluated for impairment; 3) loans measured at fair value or lower of cost or market value; 4) leases; and 5) debt securities. Loans collectively evaluated for impairment by the Bank include smaller balance commercial loans, real estate loans and consumer loans which are not included in total impaired loans. The Bank considers a loan to have a "small balance" when the outstanding principal balance is $50,000 or less.

        Generally, at the time a loan is placed on nonaccrual, it is considered impaired. It is the Bank's policy to place a loan on nonaccrual when: 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower; 2) payment in full of principal and interest is not expected; or 3) principal and interest has been in default for a period of 90 days or more unless the asset is both well collateralized and in the process of collection. In evaluating loans for impairment or placement on nonaccrual, the Bank applies its normal loan review procedures. Among other things, this analysis includes reviewing: 1) the loan's payment history as compared to the contractual terms of the note or credit agreement; 2) the financial condition of the borrower, including an assessment of the prospects for repayment of the loan; 3) a reevaluation or reappraisal of the underlying collateral; 4) the loan's current risk rating; and 5) the credit file and loan documents. Loans with an insignificant delay or shortfall in the amount of payments are not considered impaired. Examples of insignificant delays or shortfalls may include, depending on the specific facts and circumstances, those that are associated with a temporary stoppage in operations due to equipment failure or a natural disaster, or due to tight cash flows during the off-peak season of a business. Recurring shortfalls or delays in payments and/or extended delinquency periods may provide evidence that a delay or shortfall is significant. In these circumstances, the loan is reviewed for impairment.

         Interest income on impaired loans is recognized in accordance with the Bank's nonaccrual loan policy. Subsequent payments received are generally applied to reduce the principal balance. There was no interest income recognized on impaired loans in 1995. For more information on the accounting policies for this area, refer to the Consolidated Notes to the Financial Statements - Income Recognition On Impaired and Nonaccrual Loans.

         Charge-offs of impaired loans are processed when collection becomes doubtful and the underlying collateral, if any, is considered inadequate to liquidate the outstanding debt. Additional information about the Bank's charge-off policies is provided in the Notes to the Consolidated Financial Statements - Allowance for Possible Loan and Lease Losses.

         At December 31, 1995, the recorded investment in impaired loans amounted to approximately $6,084,000, of which $4,633,000 related to loans for which there was no valuation allowance determined in accordance with Statement No. 114 and $1,451,000 related to loans with a corresponding valuation allowance determined under Statement No. 114 of $292,000. For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $2,717,000. There was no interest recognized on these impaired loans in 1995.

Risk Elements and Other Real Estate Owned

        Noncurrent loans and leases consist of loans and leases that are past due for 90 days or more and still accruing interest and loans and leases that have ceased to accrue interest ("nonaccrual loans and leases"). At December 31, 1995, noncurrent loans and leases totaled $6,620,000, representing 3.1% of loans and leases outstanding, compared to $3,567,000, or 1.6%, at December 31, 1994. Most of the credits in this category are collateralized by real estate. There were no restructured loans or leases as of December 31, 1995 or 1994.

        Nonaccrual loans and leases increased from $1,326,000 at December 31, 1994 to $6,206,000 at December 31, 1995. The increase was primarily attributable to four loan relationships which aggregated $4,358,500 and accounted for 70.2% of nonaccrual loans and leases. Three of these credits are presently in foreclosure and the fourth is a work-out. In all, 82.9% of the loans and leases on nonaccrual are collateralized by real estate. Interest income foregone on nonaccrual loans and leases amounted to $318,000 in 1995 and $54,000 in 1994.

        Loans and leases past due for 90 days or more decreased from $2,241,000 at December 31, 1994 to $414,000 at December 31, 1995. The improvement in this category was primarily attributable to: 1) $1,485,000 in loans which were brought current, of which $1,341,000 relates to one borrower; and 2) $293,000 in loans which were transferred to the nonaccrual category. Of the loans and leases in the 90 day and over category, 94.9% are collateralized by real estate.

         Other real estate owned ("OREO"), which is included in other assets, increased from $938,000, or 0.32% of total assets, at December 31, 1994 to $1,162,000, or 0.39% of total assets, at December 31, 1995. The OREO portfolio consisted of a commercial property, a single-family residence and a residential condominium at the end of 1995. The commercial property generates a positive cash flow. The single-family residence was sold for $150,000 under an agreement of sale which matures in June 1996. The condominium is currently listed for sale. At December 31, 1995 and 1994, the market values of the properties in OREO, less estimated selling costs, exceeded their respective carrying values. There was no activity in the reserve in any of those years.

         The following table presents information on restructured and noncurrent loans and leases for the years indicated:

                                   1995         1994         1993         1992        1991
--------------------------------------------------------------------------------------------

Noncurrent loans and leases
  Past due 90 days or more      $  414,000   $2,241,000   $  634,000   $1,094,000   $123,000
  Nonaccrual                     6,206,000    1,326,000      924,000        2,000    513,000
                                ----------   ----------   ----------   ----------   --------
    Total                       $6,620,000   $3,567,000   $1,558,000   $1,096,000   $636,000
                                ==========   ==========   ==========   ==========   ========

Restructured loans and leases   $     --     $     --     $   52,000   $   61,000   $   --
                                ==========   ==========   ==========   ==========   ========

OREO                            $1,162,000   $  938,000   $  150,000   $  150,000      $----
                                ==========   ==========   ==========   ==========   ========

Note:  Impaired loans are included in nonaccrual loans and leases.

--------------------------------------------------------------------------------------------



Potential Problem Loans

         The Bank has an internal grading and review system for the purpose of identifying risk and controlling potential problem credits. Loans and leases are risk graded on an ongoing basis by the responsible lending officer. This grade is subsequently confirmed by an independent Loan Review Department, which publishes a monthly report listing the credits graded, their potential weaknesses and the reasons for the assigned grades. These reports are reviewed by management and a committee of the Board of Directors and a response to any comments by the Loan Reviewer is required from the lending officer.

Provision and Allowance for Loan and Lease Losses

         The provision for loan and lease losses is based upon management's evaluation as to the adequacy of the allowance for loan and leases losses ("allowance" or "reserve") to absorb potential losses in the portfolio. The adequacy of the allowance is reviewed at least quarterly by management and approved by the Board of Directors and more frequent analyses may be performed if warranted. In appraising the adequacy of the allowance, management considers historical loss experience, the value and adequacy of collateral, levels of and trends in nonperforming loans and leases, loan concentrations, the growth and composition of the portfolio, the review of monthly delinquency reports, the results of examinations of individual loans and leases and/or evaluation of the overall portfolio by senior credit personnel, internal auditors, and regulatory agencies, trend of interest rates and general economic conditions. Furthermore, as part of the review process, each credit, which is over $50,000 and has been placed on nonaccrual, is individually assessed for loss potential. When a loan reaches this stage, it is also the Bank's practice to obtain a current evaluation or appraisal of the collateral.

         During 1995, the Bank provided $700,000 for possible loan and lease losses, compared to $765,000 and $480,000 in 1994 and 1993, respectively. Net charge offs increased from $133,629 in 1993, to $472,834 in 1994, and to $1,025,203 in 1995. The ratio of net charge offs to average loans for those years were 0.06%, 0.22%, and 0.48% respectively. The increase in 1994 was the result of a weak State economy which, after three years, is still in the early stages of recovery. The higher loss experienced in 1995 was primarily attributable to one credit which was written down by $643,000 to the appraised value of the underlying collateral.

        At December 31, 1995, the allowance for loan and lease losses stood at $3,096,433, representing 1.5% of total loans and leases outstanding, compared to $3,421,636, or 1.6%, at year-end 1994. While the reserve as a percentage of noncurrent loans and leases declined from .96 times at December 31, 1994 to .47 times at December 31, 1995, it remained at a sufficient level to absorb potential losses. As was noted earlier, the majority of the loans and leases in the noncurrent category are collateralized by real estate.

Liquidity Management

         The objective of liquidity management is to provide sufficient cash flows to accommodate fluctuations in deposit levels, fund operations, provide for customers' credit needs, and meet obligations and commitments on a timely basis. The Bank relies on both assets and liabilities to satisfy its liquidity requirements.

         The principal sources of asset-based liquidity for the Bank are cash and cash equivalents. At December 31, 1995, these resources totaled $32,658,709, or 10.9% of total assets, compared to $20,610,271, or 7.1%, at December 31, 1994. The improvement was attributable to an increase in federal funds sold which rose from $1,000,000 at December 31, 1994 to $13,750,000 at December 31, 1995. During the years ended December 31, 1995, 1994 and 1993, the Bank was a net seller of federal funds.

         On the liability side of the balance sheet, liquidity is provided primarily by increases in deposits and, to a lesser extent, borrowings. The Bank places a high priority on attracting and retaining a stable base of core deposits and, thus, does not actively solicit large time certificates of deposits or deposits from outside of the Bank's market area. Furthermore, no deposits are sold or placed through brokers. The State of Hawaii, City and County of Honolulu, and other public agencies are important providers of funds. At December 31, 1995, 1994, and 1993, public time deposits represented 11.2%, 11.3% and 10.4%, respectively, of the total deposit base. Additional liquidity is available to the Bank through federal funds lines at other banks and the discounting facilities at the Federal Reserve Bank. In 1994, the Bank established a line of credit with the FHLB equal to 10.0% of total assets, including a cash management agreement line of 5.0%. There were no borrowings outstanding from the FHLB at December 31, 1995 and 1994.

         Operating activities provided net cash of $3,060,597 in 1995, $2,140,463 in 1994, and $2,054,354 in 1993. Net cash provided by investing activities was $1,739,085 in 1995, due largely to the sale of a $4,427,468 commercial mortgage loan package to an investor. The proceeds from the sale were used to payoff an advance from the FHLB. Loan originations and purchases of investment securities accounted for a significant portion of the net cash used in investing activities of $6,845,523 and $1,147,003 in 1994 and 1993, respectively. The capital expenditures in 1995 and 1994 were related to the purchase of new equipment and related software for the Bank's teller terminals and proof department. In 1995, the Bank acquired a property at a foreclosure auction for $225,000. Financing activities provided net cash of $7,248,756 in 1995 and used net cash of $17,261,257 in 1994 and $10,629,840 in 1993. In 1995,
the Bank obtained a $4,000,000 advance from the FHLB for 120 days which was repaid at maturity. In 1994 and 1993, the Bank experienced an attrition in deposits of $17,194,607 and $10,648,190, respectively, which was related to the interest rate differential between interest-bearing deposits and capital market investments. (For a discussion of how market interest rates may affect deposit outflows, refer to the preceding section entitled, "Deposits.")

Interest Rate Sensitivity Management

         The objective of interest rate sensitivity management is to ensure the safety and soundness of the institution by reducing the vulnerability of earnings to interest rate fluctuations. In order to achieve this objective, the Bank has an Asset/Liability Committee, whose responsibility is to measure and monitor the institution's interest rate risk exposure and to develop and implement an appropriate interest rate risk strategy.

         In order to mitigate exposure to rising interest rates, emphasis has been placed on increasing the interest rate sensitivity of assets. The current strategy is to originate adjustable-rate mortgages to portfolio and to sell fixed-rate production in the secondary market primarily to government sponsored instrumentalities like the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. In addition, the Bank underwrites the majority of its commercial loans on a floating-rate basis. No derivative financial instruments, such as futures, options or interest rate swaps are used for hedging, yield enhancement or speculative purposes.

         In recent months, the Federal Reserve Board has reduced short-term interest rates three times in an effort to stimulate the nation's economy. As illustrated below, the Bank is asset- sensitive on a cumulative basis, which implies that more interest-earning assets could reprice than interest-bearing liabilities. Generally, a decline in interest rates will adversely affect net interest income, as yields on interest-earning assets decrease at a faster rate than costs of interest-bearing liabilities. Conversely, in a rising interest rate environment, net interest income will generally benefit, as yields increase at a faster rate than interest costs. As a conservative assumption, a 15.0% annual run-off rate for interest-bearing demand and savings deposits was used in the following schedule.

                            INTEREST RATE SENSITIVITY
                             AS OF DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                      Days
-----------------------------------------------------------------------------------------------------
                                                                       365        Non-Int.
                                     0-90      91-180     181-365    and Over     Bearing     Total
-----------------------------------------------------------------------------------------------------


ASSETS
------

Investment Securities              $  5,000   $  9,000   $ 10,000   $  23,490    $   --      $ 47,490
Short-Term Investments               13,750       --         --          --          --        13,750
Loans and Leases                    148,719     29,337     31,194       3,844        --       213,094
Other Assets                           --         --         --          --        25,256      25,256
-----------------------------------------------------------------------------------------------------
Total Assets                       $167,469   $ 38,337   $ 41,194   $  27,334    $ 25,256    $299,590
-----------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL
-----------------------

Demand Deposits                    $   --     $   --     $   --     $    --      $ 66,331    $ 66,331
Interest-Bearing Demand Deposits      1,466      1,466      1,466      24,918        --        29,316
Savings Deposits                      5,687      5,687      5,687      96,676        --       113,737
Time Deposits                        36,288     15,657      7,168         408        --        59,521
Short-Term Borrowings                   903       --         --          --          --           903
Other Liabilities                      --         --         --          --         2,589       2,589
Capital                                --         --         --          --        27,193      27,193
-----------------------------------------------------------------------------------------------------
Total Liabilities
  and Capital                      $ 44,344   $ 22,810   $ 14,321   $ 122,002    $ 96,113    $299,590
-----------------------------------------------------------------------------------------------------
Interest Sensitivity
  Gap                              $123,125   $ 15,527   $ 26,873   $ (94,668)   $(70,857)   $   --
-----------------------------------------------------------------------------------------------------
Cumulative Gap                     $123,125   $138,652   $165,525   $  70,857    $   --      $   --
-----------------------------------------------------------------------------------------------------

Shareholders' Equity and Capital Resources

         Management believes that a strong capital position serves three basic purposes: 1) it inspires public confidence; 2) provides a safety cushion against unforeseen operating losses; and 3) establishes a solid foundation for future growth.

         Shareholders' equity totaled $27,192,715 at year-end 1995, an increase of $949,306, or 3.6%, over the previous year-end balance. The growth in equity was achieved through retention in earnings after payment of cash dividends. Book value per share increased from $36.91 at December 31, 1994 to $38.25 at December 31, 1995.

         The Company is subject to risk-based capital guidelines which are used by bank regulatory agencies to evaluate capital adequacy. Under this system, assets and off-balance sheet items are assigned to one of four risk-weight categories to calculate a risk-weighted asset base. The rules require a minimum Tier 1 capital ratio of 4.0% of risk-weighted assets and a minimum total capital ratio of 8.0% of risk-weighted assets. Tier 1 capital generally consists of common shareholders' equity less goodwill, while total capital includes in addition to Tier 1 capital, the allowance for possible loan and lease losses, subject to certain limitations, and subordinated debt. In addition to the risk-based capital ratios, the banking regulators have established a minimum leverage ratio of Tier 1 capital to average quarterly total assets of 3.0%. In order to be considered well-capitalized by the bank regulatory agencies, an institution must have at minimum a 5.0% leverage ratio, a Tier 1 risk-based capital ratio of 6.0% and a total capital ratio of 10.0%. At December 31, 1995, the Company's Tier 1 and total capital ratios were 13.10% and 14.36%, respectively, compared to 12.39% and 13.64% at December 31, 1994. At year-end 1995 and 1994, the Company's leverage ratio was 9.21% and 9.12%, respectively.

         In evaluating the Company's capital position, management considers the present and anticipated needs of Bancshares and HNB, current and projected market conditions, interest rate risk exposure, bank regulatory requirements, and other relevant factors. Management believes that capital continues to be adequate to meet the present needs of both Bancshares and HNB. As part of its long-term planning, management conducts periodic evaluations as to the overall adequacy of capital, and the need and desirability of raising capital is reviewed. The current strategy is to generate capital through retention of earnings. Should asset growth exceed earnings retention, several alternatives for raising capital are available. Bancshares could sell additional stock, as it did in 1991 with a $2,950,000 private placement, or issue new debt and downstream the proceeds as capital to the Bank. Bancshares may borrow up to 30% of its capital without prior approval of the Federal Reserve System. Based on year-end 1995 figures, this would amount to $8,157,815. A third alternative is to obtain an intermediate or long-term advance under the Bank's line of credit with the FHLB. At year-end 1995, the Bank could borrow up to $14,512,500 under this tranche of the facility while a similar amount was available for use as a cash management or federal funds line.

Effects of New Accounting Standards

         In May 1995, the FASB issued Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which amends Statement 65 "Accounting for Certain Mortgage Banking Activities" and requires that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. This Statement applies to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights. Statement No. 122 is to be generally applied prospectively and is effective for fiscal years beginning after December 15, 1995. The adoption of this Statement is not anticipated to have a material effect on the consolidated financial statements of the Company.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans and applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. Since the Company does not offer these types of stock plans to its employees and does not enter into these types of transactions, this standard will have no effect on the consolidated financial statements of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, notes, and supplementary data thereto called for by this item and the report of independent certified public accountants are provided in ITEM 14(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Information regarding directors and certain executive officers of Bancshares, executive compensation, and security ownership of certain beneficial owners and management is provided under "Election of Directors" and "Principal Shareholders and Ownership of the Stock by Officers and Directors of Bancshares" in the Proxy Statement for Bancshares' 1996 Annual Meeting of Shareholders and, except for the "Compensation Committee Report", is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND
         REPORTS ON FORM 8-K

     (a) (1)      Financial Statements

                  Hawaii National Bancshares, Inc. and Subsidiary:

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets
                           December 31, 1995 and 1994

                  Consolidated Statements of Income
                           for the years ended December 31, 1995, 1994 and 1993

                  Consolidated Statements of Changes in Shareholders' Equity for
                           the years ended December 31, 1995, 1994 and 1993

                  Consolidated Statements of Cash Flows
                           for the years ended December 31, 1995, 1994 and 1993

                  Notes to the Consolidated Financial Statements

         (2)      Supplementary Financial Statement Schedules

                           Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3)      Exhibits

                           See index to exhibits to this Form 10-K.

                         [COOPERS & LYBRAND LETTERHEAD]


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
  Board of Directors
Hawaii National Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Hawaii National Bancshares, Inc. and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income and changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawaii National Bancshares, Inc. and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995 and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993 which changed its method of accounting for impaired loans and income taxes, respectively.


/s/ Coopers & Lybrand L.L.P.

Honolulu, Hawaii
January 19, 1996

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994


                                                             1995                1994
ASSETS:
   Cash and due from banks                               $ 18,908,709        $ 19,610,271
   Federal funds sold                                      13,750,000           1,000,000
   Investment securities (Notes 1 and 2) -
     Held-to-maturity (fair value of $46,165,000
       in 1995 and $43,892,000 in 1994)                    45,993,061          44,930,312
     Available-for-sale                                     1,497,003           1,489,303
   Loans and leases (Note 4)                              213,094,028         217,414,190
     Less allowance for possible loan and lease
       losses (Note 5)                                      3,096,433           3,421,636
                                                         ------------        ------------
                                                          209,997,595         213,992,554
                                                         ------------        ------------
   Premises and equipment (Note 6)                          4,189,043           3,928,968
   Other assets                                             5,255,046           5,304,884
                                                         ------------        ------------

       Total assets                                      $299,590,457        $290,256,292
                                                         ------------        ------------

LIABILITIES:
   Deposits (Note 7) -
     Noninterest-bearing demand                          $ 66,331,301        $ 59,714,902
     Interest-bearing demand                               29,316,390          31,615,598
     Savings                                              113,736,751         117,447,338
     Time                                                  59,521,343          52,195,280
                                                         ------------        ------------
       Total deposits                                     268,905,785         260,973,118
   Federal funds purchased                                       --               480,000
   Short-term borrowings (Note 8)                             902,739           1,000,000
   Other liabilities                                        2,589,218           1,559,765
                                                         ------------        ------------
       Total liabilities                                  272,397,742         264,012,883
                                                         ------------        ------------
   Commitments (Notes 9 and 14)

SHAREHOLDERS' EQUITY (Note 10):
   Common stock, par value $1 per share;
     Authorized - 10,000,000 shares
     Issued and outstanding - 711,000 shares
       in 1995 and 1994                                       711,000             711,000
   Capital in excess of par value                          12,147,676          12,135,655
   Retained earnings                                       14,334,039          13,396,754
                                                         ------------        ------------
       Total shareholders' equity                          27,192,715          26,243,409
                                                         ------------        ------------

       Total liabilities and shareholders' equity        $299,590,457        $290,256,292
                                                         ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                 1995                1994               1993
INTEREST INCOME:
   Interest and fees on loans                                 $19,561,816        $17,396,683        $17,533,764
   Interest on investment securities -
      Taxable                                                   2,225,749          2,055,527          2,376,607
      Exempt from Federal income tax                               75,500             75,500            101,599
   Interest on Federal funds sold                                 554,816            491,670            721,183
   Interest on direct financing leases                            121,878            132,925            174,958
   Other                                                          100,572             27,595             24,588
                                                              -----------        -----------        -----------
        Total interest income                                  22,640,331         20,179,900         20,932,699
                                                              -----------        -----------        -----------
INTEREST EXPENSE:
   Deposits                                                     6,949,033          5,242,260          6,017,815
   Federal funds purchased                                        109,056             26,012             19,781
   Short-term borrowings                                           47,556             31,957             24,696
                                                              -----------        -----------        -----------
        Total interest expense                                  7,105,645          5,300,229          6,062,292
                                                              -----------        -----------        -----------
        Net interest income                                    15,534,686         14,879,671         14,870,407
PROVISION FOR LOAN AND LEASE LOSSES (Note 5)                      700,000            765,000            480,000
                                                              -----------        -----------        -----------
        Net interest income after provision for
          loan and lease losses                                14,834,686         14,114,671         14,390,407
                                                              -----------        -----------        -----------
OTHER INCOME:
   Service charges on deposit accounts                            306,348            260,680            232,825
   Other service charges, collection and exchange
      charges, commissions and fees                             2,011,460          2,087,378          2,235,197
   Gain on investment securities available-for-sale                18,715               --                 --
   Gain on trading securities                                        --                 --               10,351
                                                              -----------        -----------        -----------
                                                                2,336,523          2,348,058          2,478,373
                                                              -----------        -----------        -----------
OTHER EXPENSES:
   Salaries and employee benefits                               7,722,061          7,295,388          7,129,760
   Occupancy expense of bank premises                           3,381,351          3,178,064          3,139,216
   Equipment expense                                              776,455            707,705            710,974
   Computer services (Note 3)                                     690,373            845,818            934,641
   Other operating expenses (Note 13)                           2,937,034          3,058,414          3,358,097
                                                              -----------        -----------        -----------
                                                               15,507,274         15,085,389         15,272,688
                                                              -----------        -----------        -----------
        Income before income taxes and cumulative
             effect
          of change in accounting principle                     1,663,935          1,377,340          1,596,092
INCOME TAX PROVISION (Note 11)                                    620,000            505,000            670,000
                                                              -----------        -----------        -----------
        Income before cumulative effect of change in
          accounting principle                                  1,043,935            872,340            926,092
CUMULATIVE EFFECT OF CHANGE IN METHOD OF
   ACCOUNTING FOR INCOME TAXES                                       --                 --              350,000
                                                              -----------        -----------        -----------

        Net income                                            $ 1,043,935        $   872,340        $ 1,276,092
                                                              ===========        ===========        ===========
EARNINGS PER COMMON SHARE:
   Earnings before cumulative effect of accounting            $      1.47        $      1.23        $      1.30
        change
   Cumulative effect of change in accounting principle               --                 --                  .49
                                                              -----------        -----------        -----------

EARNINGS PER COMMON SHARE                                     $      1.47        $      1.23        $      1.79
                                                              ===========        ===========        ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                             CAPITAL IN
                                             COMMON           EXCESS OF         RETAINED
                                              STOCK           PAR VALUE         EARNINGS              TOTAL
BALANCE, JANUARY 1, 1993                    $711,000        $12,135,655        $11,461,622         $24,308,277
Cash dividends paid ($.15 per share)            --                 --             (106,650)           (106,650)
Net income for the year                         --                 --            1,276,092           1,276,092
                                            --------        -----------        -----------         -----------
BALANCE, DECEMBER 31, 1993                   711,000         12,135,655         12,631,064          25,477,719
Cash dividends paid ($.15 per share)            --                 --             (106,650)           (106,650)
Net income for the year                         --                 --              872,340             872,340
                                            --------        -----------        -----------         -----------
BALANCE, DECEMBER 31, 1994                   711,000         12,135,655         13,396,754          26,243,409
Cash dividends paid ($.15 per share)            --                 --             (106,650)           (106,650)
Adjustment to capital in excess of
   par value                                    --               12,021               --                12,021
Net income for the year                         --                 --            1,043,935           1,043,935
                                            --------        -----------        -----------         -----------

BALANCE, DECEMBER 31, 1995                  $711,000        $12,147,676        $14,334,039         $27,192,715
                                            ========        ===========        ===========         ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                1994                1995                 1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest and fees received                              $ 22,588,077         $ 20,122,519         $ 21,259,585
   Interest paid                                             (6,921,257)          (5,118,608)          (6,069,860)
   Proceeds from sale of trading securities                        --                   --              1,995,557
   Purchase of trading securities                                  --                   --             (1,985,206)
   Service charges, collection and exchange
        charges,
      commission and fees received                            2,317,808            2,359,712            2,468,022
   Cash paid to suppliers and employees                     (14,114,951)         (14,670,439)         (14,668,060)
   Income taxes paid                                           (809,080)            (552,721)            (945,684)
                                                           ------------         ------------         ------------
        Net cash provided by operating activities             3,060,597            2,140,463            2,054,354
                                                           ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of investment securities
      held-to-maturity                                       19,932,559           11,000,000           20,894,267
   Purchase of investment securities                        (20,995,308)         (11,912,813)         (23,115,648)
        held-to-maturity
   Proceeds from sale of investment securities
      available-for-sale                                      2,122,073                 --                   --
   Purchase of investment securities                         (2,111,058)          (1,069,500)                --
        available-for-sale
   Net decrease (increase) in loans and leases made
      to customers                                           (1,119,353)          (4,269,676)           2,031,085
   Proceeds from sale of loans                                4,427,468                 --                   --
   Capital expenditures                                        (447,163)            (593,534)            (156,707)
   Proceeds from sale of equipment                              154,867                 --                   --
   Advance deposit for purchase of other real estate                 --                 --               (800,000)
   Purchase of other real estate                               (225,000)                --                   --
                                                           ------------         ------------         ------------
        Net cash provided by (used in)
          investing activities                                1,739,085           (6,845,523)          (1,147,003)
                                                           ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand deposits and
      savings accounts                                       (3,064,270)         (19,411,955)           1,379,183
   Net increase (decrease) in time deposits                   2,935,114            2,217,348          (12,027,373)
   Proceeds from deposit acquisitions                         8,061,823                 --                   --
   Net increase (decrease) in federal funds                    (480,000)              40,000              125,000
        purchased
   Proceeds from short-term borrowings                        4,000,000                 --                   --
   Repayment of short-term borrowings                        (4,097,261)                --                   --
   Dividends paid                                              (106,650)            (106,650)            (106,650)
                                                           ------------         ------------         ------------
        Net cash provided by (used in)
          financing activities                                7,248,756          (17,261,257)         (10,629,840)
                                                           ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH                     12,048,438          (21,966,317)          (9,722,489)
      EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               20,610,271           42,576,588           52,299,077
                                                           ------------         ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 32,658,709         $ 20,610,271         $ 42,576,588
                                                           ============         ============         ============

   The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                            1994                 1995             1993
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
   BY OPERATING ACTIVITIES:

      Net income                                         $1,043,935         $  872,340         $1,276,092

      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation on bank premises and
             equipment                                      480,109            404,107            419,706
          Provision for loan and lease losses               700,000            765,000            480,000
          Amortization of deferred loan fees               (280,960)          (352,759)          (385,354)
          Loan fees                                         267,803            406,976            477,881
          Reduction of investment in Computer
             Systems International, Ltd.                    200,000             60,000            280,559
          Gain on investment securities
             available-for-sale                             (18,715)              --                 --
          Changes in -
             Interest receivable                            (40,161)          (111,598)           234,359
             Interest payable                               184,388            181,621             (7,568)
             Taxes payable                                  (52,500)             1,719           (625,684)
             Other assets                                  (332,888)          (141,636)           131,704
             Other liabilities                              909,586             54,693           (227,341)
                                                         ----------         ----------         ----------

               Total adjustments                          2,016,662          1,268,123            778,262
                                                         ----------         ----------         ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                $3,060,597         $2,140,463         $2,054,354
                                                         ==========         ==========         ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
      Transfer from loans to real estate acquired
        through foreclosure                              $  168,364         $  744,602         $     --
                                                         ==========         ==========         ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hawaii National Bancshares, Inc. was incorporated on September 29, 1986 under the laws of the State of Hawaii for the purpose of becoming a bank holding company for Hawaii National Bank. Hawaii National Bank operates twelve branches in the State of Hawaii and offers a full range of banking services to businesses as well as individuals. The Bank's primary source of revenue is providing loans to customers.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

The accounting and reporting policies of Hawaii National Bancshares, Inc. and Subsidiary ("Company") conform with generally accepted accounting principles and practices within the banking industry. The following is a summary of the significant accounting and reporting policies:

CONSOLIDATION -

     The consolidated financial statements of the Company include the accounts of Hawaii National Bancshares, Inc. ("Parent") and its wholly-owned subsidiary, Hawaii National Bank ("Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

FAIR VALUES OF FINANCIAL INSTRUMENTS -

     FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



CASH AND CASH EQUIVALENTS -

     Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     The carrying amounts reported in the consolidated balance sheet for cash and short-term instruments approximate fair values.

     Federal regulatory requirements provide for maintenance of average cash reserves. Such reserve requirements are computed on a bi-weekly basis and amounted to $300,000 at December 31, 1995.

INVESTMENT SECURITIES -

     Investment securities consist principally of debt instruments issued by the U.S. Treasury and other U.S. Government agencies, State and local government units and shares held by the Company in capital stock of the Federal Home Loan Bank of Seattle ("FHLB of Seattle") and the Federal Reserve Bank.

     Investment securities are classified in one of three categories and accounted for as follows: 1) investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; 2) investment securities that are brought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) investment securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. Fair values are based on quoted market prices or dealer quotes.

LOANS AND LEASES -

     Loans are carried at face value less undisbursed funds, unearned income and payments received. Loan origination fees net of direct costs of origination are deferred and accounted for as an adjustment of the yield. Commitment fees are deferred and amortized over the commitment term.

     For variable-rate loans that reprice at least quarterly and with no significant change in credit risk, fair values are based on carrying values. The fair values of other types of loans, such as fixed-rate loans and variable-rate loans that reprice infrequently, are estimated using discounted cash flow analyses, which utilize interest rates currently being offered for

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

     Equipment acquired by the Company for its leasing operations is accounted for on the financing method with income recognized over the life of the lease based upon a level rate of return on the unrecovered investment.

     In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which amends Statement 65 "Accounting for Certain Mortgage Banking Activities" and requires that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. This Statement applies to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights. Statement No. 122 is generally to be applied prospectively and is effective for fiscal years beginning after December 15, 1995. The adoption of this Statement is not anticipated to have a material effect on the consolidated financial statements of the Company.

ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES -

     Effective January 1, 1995, the Company adopted FASB Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral-dependent. The adoption of Statements No. 114 and 118 did not have a material effect on the consolidated financial statements of the Company.

     The allowance for possible loan and lease losses ("allowance") is maintained at a level which, in management's judgment, is adequate to absorb future losses. Estimates of future loan and lease losses involve judgment and assumptions as to various factors which, in management's judgment, deserve current recognition in estimating such losses and in determining the adequacy of the allowance. Principal factors considered by management include the historical loss experience, the value and adequacy of collateral, the level of nonperforming loans and leases, loan concentrations, the growth and composition of the portfolio, the review of monthly delinquency reports, the results of examinations of

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     individual loans and leases and/or evaluation of the overall portfolio by senior credit personnel, internal auditors, and regulatory agencies, trend of interest rates and general economic conditions.

     The allowance is established through charges to earnings in the form of a provision for loan and lease losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. Loans collectively evaluated for impairment include smaller balance commercial loans, real estate loans and consumer loans which are not included in the total impaired loans.

     Losses on loans and leases are charged to the allowance when collectibility becomes doubtful and the underlying collateral, if any, is inadequate to liquidate the outstanding debt. Generally, when a commercial loan is on nonaccrual status for more than 120 days, it is charged off unless it is well secured. When a real estate loan is placed on nonaccrual status, the underlying collateral is reevaluated or reappraised. If the loan balance exceeds the value of the collateral, the under-secured portion of the loan is charged off. Loans to individuals for household, family and other personal expenditures ("consumer loans") are generally charged off when they are delinquent for more than 90 days unless a recent record of regular full payments for the last two months is evident. Direct financing leases are charged off when they are delinquent for more than 90 days.

     Recoveries on loans and leases previously charged off are added to the allowance.

INCOME RECOGNITION ON IMPAIRED AND NONACCRUAL LOANS -

     Loans and leases, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for over 90 days, unless such loans and leases are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower in accordance with the contractual terms of interest and principal.

     While a loan is placed on nonaccrual status, unpaid interest accrued in the current year is reversed against current earnings, and interest accrued in the prior years is charged against the allowance for possible loan and lease losses. Subsequent collections of interest and

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income is recognized on a cash basis. If a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance until prior charge-offs have been fully recovered.

PREMISES AND EQUIPMENT -

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the shorter of estimated economic lives or lease terms of 5-35 years for buildings and improvements and 3-25 years for furniture and equipment.

     Expenditures for maintenance, repairs and minor renewals are charged to expense; expenditures for betterments are capitalized. Property retired or otherwise disposed of is removed from the appropriate asset and related accumulated depreciation accounts. Gains and losses on sale of assets are reflected in current operations.

INVESTMENT IN COMPUTER SYSTEMS INTERNATIONAL, LTD. -

     The Bank's investment in Computer Systems International, Ltd. (CSI) is accounted for under the equity method.

OTHER REAL ESTATE OWNED -

     Assets acquired for debts previously contracted are recorded at fair market value less estimated disposal costs. Any excess of the carrying amount of the loan over the fair market value of the asset is charged against the allowance for possible loan losses at the time of transfer. Subsequent to transfer, any losses on disposition or writedowns as a result of declines in market value of specific properties are charged against current earnings. Real estate acquired through foreclosure sale, deed-in-lieu of foreclosure, and bank property for which banking use is no longer contemplated are classified as other real estate owned and is included in other assets. Operating income and expenses incurred on these properties are reflected in current earnings.

DEPOSIT LIABILITIES -

     The fair values of demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

SHORT-TERM BORROWINGS -

     The carrying amounts of federal funds purchased and other short-term borrowings approximate their fair values.

INTEREST INCOME -

     Interest is accrued daily on the principal balance of loans outstanding, except for loans placed on nonaccrual status.

PENSION PLAN -

     The Company's funding policy is to contribute annually an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974 plus additional amounts which may be approved by the Company. Funding requirements are actuarially determined using the entry age normal method. For financial reporting purposes, the Company utilizes the projected unit credit actuarial method.

INCOME TAXES -

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993 on a prospective basis. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end.

OFF-BALANCE SHEET COMMITMENTS -

     The fair values of off-balance sheet commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

PER SHARE DATA -

     Per share data is based on the weighted average number of shares of common stock outstanding during the respective years. Weighted average shares outstanding was 711,000 in 1995, 1994 and 1993.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



RECLASSIFICATION -

     Certain balances in the 1993 and 1994 financial statements have been reclassified to conform with the 1995 presentation. These reclassifications have no effect on net income as previously reported.



2.  INVESTMENT SECURITIES

Comparative book and fair values of investment securities at December 31, 1995 and 1994 were as follows:

                                        BOOK        UNREALIZED     UNREALIZED        FAIR
                                        VALUE         GAINS         LOSSES          VALUE
                                                        (IN THOUSANDS)
1995
Securities held-to-maturity -
   U.S. Treasury and other
     U.S. government agencies          $44,993        $  206        $    76        $45,123
   States of the U.S. and
     political subdivisions              1,000            42           --            1,042
                                       -------        ------        -------        -------

                                       $45,993        $  248        $    76        $46,165
                                       =======        ======        =======        =======
Securities available-for-sale -
   Equity securities                   $ 1,497        $ --          $  --          $ 1,497
                                       =======        ======        =======        =======

1994
Securities held-to-maturity -
   U.S. Treasury and other
     U.S. government agencies          $43,930        $   11        $ 1,102        $42,839
   States of the U.S. and
     political subdivisions              1,000            53           --            1,053
                                       -------        ------        -------        -------

                                       $44,930        $   64        $ 1,102        $43,892
                                       =======        ======        =======        =======
Securities available-for-sale -
   Equity securities                   $ 1,489        $ --          $  --          $ 1,489
                                       =======        ======        =======        =======

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



The book and fair values of investment securities at December 31, 1995, by contractual maturity, excluding securities which have no stated maturity, were as follows:

                                                    BOOK           FAIR
                                                    VALUE          VALUE
                                                       (IN THOUSANDS)
      Securities held-to-maturity -
        Due within one year                        $26,999        $27,022
        Due after one but within five years         18,994         19,143
        Due after five but within ten years           --             --
        Due after ten years                           --             --
                                                   -------        -------

                                                   $45,993        $46,165
                                                   =======        =======

Investment securities with an aggregate book value of $44,020,000 and $42,933,000 at December 31, 1995 and 1994, respectively, were pledged as collateral for U.S. government and public funds on deposit and for other purposes required by law.


3.  INVESTMENT IN COMPUTER SYSTEMS INTERNATIONAL, LTD.

Computer services are obtained from Computer Systems International, Ltd. (CSI), a company formed to provide data processing services to financial institutions, including the Bank. At December 31, 1995, the Bank and an affiliate of a director each owned a 50% interest in this bank-service corporation. The Bank's interest in CSI increased from a 33-1/3% interest effective January 4, 1994 when CSI purchased into treasury stock the interest of another financial institution. Charges for data processing services provided by CSI amounted to $690,000, $846,000 and $935,000 in 1995, 1994 and 1993, respectively.

The Bank's equity in losses of CSI amounted to $200,000, $60,000 and $280,559 in 1995, 1994 and 1993, respectively. The loss for 1993 included a reduction in the Bank's investment in CSI of $215,000 which represented the Bank's share of unamortized costs related to software acquisition, development and implementation. The Bank's investment in CSI amounted to $59,000 and $259,000 (included in other assets) at December 31, 1995 and 1994, respectively.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



4.  LOANS AND LEASES

Loans and leases outstanding at December 31, 1995 and 1994 are summarized as follows:

                                                 1995                                    1994
                                    BOOK VALUE          FAIR VALUE          FAIR VALUE          BOOK VALUE
Real estate -
   Family residential              $106,200,103        $110,450,784        $106,753,914        $111,358,251
   Construction                       4,557,472           4,558,305           3,108,442           3,123,223
   Commercial property               27,646,963          27,792,909          31,509,858          31,589,224
Commercial and industrial            66,020,649          65,761,616          67,484,178          67,446,174
Individuals for household,
   family and other
   personal expenditures              7,255,125           7,264,577           7,075,801           7,100,000
All other loans                         248,346             248,346             240,849             240,849
                                   ------------        ------------        ------------        ------------
                                    211,928,658         216,076,537         216,173,042         220,857,721
Direct financing leases               1,165,370           1,165,370           1,241,148           1,241,148
                                   ------------        ------------        ------------        ------------
                                    213,094,028         217,241,907         217,414,190         222,098,869
Less allowance for possible
   loan and lease losses              3,096,433                --             3,421,636                --
                                   ------------        ------------        ------------        ------------

                                   $209,997,595        $217,241,907        $213,992,554        $222,098,869
                                   ============        ============        ============        ============

Loans to officers, directors and their affiliates amounted to $80,000 and $69,000 at December 31, 1995 and 1994, respectively.

There were no loans pledged as collateral for U.S. Government funds on deposit at December 31, 1995 and 1994.

At December 31, 1995 and 1994, the Company serviced loans for others amounting to $51,753,000 and $49,559,000, respectively.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



At December 31, 1995 and 1994, the Company's investment in vehicle and equipment direct financing leases comprised the following:

                                                      1995              1994
       Minimum lease payments receivable and
          guaranteed residual values               $1,358,737       $1,465,355
       Unearned income                               (193,367)        (224,207)
                                                   ----------       ----------
                                                   $1,165,370       $1,241,148
                                                   ==========       ==========

As of December 31, 1995, the future minimum lease payments to be received from direct financing leases are as follows for the years ending December 31:

             1996                               $  527,000
             1997                                  403,000
             1998                                  306,000
             1999                                  115,000
             2000                                    8,000
                                                ----------
                                                $1,359,000
                                                ==========


5.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

An analysis of the allowance for possible loan and lease losses for the years ended December 31, 1995, 1994 and 1993 is presented below:

                                           1995           1994          1993
   Balance, beginning of year          $  3,421,636    $3,129,470    $2,783,099
   Provision charged to operations          700,000       765,000       480,000
   Recoveries credited to allowance          78,672        27,278        20,093
   Loans and leases charged off          (1,103,875)     (500,112)     (153,722)
                                       ------------    ----------    ----------
   Balance, end of year                $  3,096,433    $3,421,636    $3,129,470
                                       ============    ==========    ==========

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



Nonaccrual loans amounted to approximately $6,206,000 and $1,326,000 at December 31, 1995 and 1994, respectively. There was no interest income recognized on these nonaccrual loans in 1995, 1994 and 1993. Had these loans performed in accordance with their original terms, interest income of $318,000, $54,000 and $74,000 would have been recorded in 1995, 1994 and 1993, respectively.

At December 31, 1995, the recorded investment in impaired loans amounted to approximately $6,084,000, of which $4,633,000 related to loans for which there was no valuation allowance determined in accordance with Statement No. 114 and $1,451,000 related to loans with a corresponding valuation allowance determined under Statement No. 114 of $292,000. For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $2,717,000. There was no interest recognized on these impaired loans in 1995.

During fiscal 1995, a loan was written down by $643,000 through charge-offs to the fair value of the collateral.


6.  PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 1995 and 1994 are summarized as follows:

                                                    1995           1994
        Buildings and improvements               $3,218,727     $3,167,720
        Furniture and equipment                   6,524,571      6,554,788
                                                 ----------     ----------
                                                  9,743,298      9,722,508
        Less accumulated depreciation             5,554,255      5,793,540
                                                 ----------     ----------
                                                 $4,189,043     $3,928,968
                                                 ==========     ==========

Depreciation expense on premises and equipment amounted to $480,109, $404,107 and $419,706 in 1995, 1994 and 1993, respectively.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



7.  DEPOSITS

Time certificates of deposit include certificates of $100,000 or more aggregating $41,547,000 at December 31, 1995 and $38,397,000 at December 31, 1994. Interest expense on such certificates was $2,137,000, $1,277,000 and $1,024,000 in 1995, 1994 and 1993, respectively.

Variable rate deposits limited to three withdrawals or less per month are classified as savings deposits. At December 31, 1995 and 1994, such deposits aggregated $37,129,000 and $31,475,000, respectively.


8.  SHORT-TERM BORROWINGS

Short-term borrowings consist of U.S. Treasury tax and loan collections on deposit with the Company. Such deposits bear interest (5.15% at December 31, 1995 and 5.20% at December 31, 1994) and are due on demand.

During 1994, the Bank established a line of credit with the FHLB of Seattle equal to 10% of total assets, including a cash management agreement line of 5%. There were no borrowings at December 31, 1995 and 1994.


9.  LEASE COMMITMENTS

The Company is obligated, under long-term leases of bank premises, for minimum annual rentals plus property taxes, insurance and maintenance. These leases extend over varying periods to 2024 with renewal options ranging from 3 to 20 years. Most of the leases provide for periodic renegotiation of rents based upon a percentage of the appraised value of the leased property.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



At December 31, 1995, the aggregate minimum rental commitments under noncancelable leases are as follows for the years ending December 31:

                                                LEASE
                                                RENTAL
           1996                              $ 2,232,000
           1997                                1,972,000
           1998                                1,652,000
           1999                                1,612,000
           2000                                1,619,000
        Thereafter                            27,098,000
                                             ------------
                                             $36,185,000
                                             ===========

Where future rentals are subject to renegotiation, the minimum amounts shown above are based on the latest rents.

Rent expense was $2,294,000 in 1995, $2,125,000 in 1994 and $2,113,000 in 1993,
net of sublease income of $178,000 in 1995, $93,000 in 1994 and $44,000 in 1993.
The Company leases bank and office premises from affiliated parties under leases expiring in 2024. Rent expense includes rent paid to affiliates on these leases amounting to $1,263,000 in 1995, $1,207,000 in 1994 and $1,263,000 in 1993.


10.  SHAREHOLDERS' EQUITY

REGULATORY MATTERS -

     Banking regulations require banks to comply with risk-based capital guidelines. The rules require a Tier 1 capital ratio of 4.0% of risk-weighted assets and a total capital ratio of 8.0% of risk-weighted assets. Tier 1 capital generally consist of common shareholders' equity less goodwill, while total capital includes in addition to Tier 1 capital, the allowance for possible loan and lease losses, subject to certain limitations, and subordinated debt. In addition to the risk-based capital ratios, the banking regulators require a minimum "leverage ratio" of Tier 1 capital to average quarterly total assets of 3.0%. The Company's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



     The following table presents the Company's regulatory capital position at December 31, 1995 and 1994 (in thousands):

                                                   1995              1994
                                             AMOUNT    RATIO   AMOUNT    RATIO
   Risk-Based Capital Ratios -
     Tier 1 Capital                          $27,193    13.1%  $26,243    12.4%
     Tier 1 Capital minimum requirement        8,302     4.0     8,474     4.0
                                             -------   -----   -------   -----
            Excess                           $18,891     9.1%  $17,769     8.4%
                                             =======   =====   =======   =====
     Total Capital                           $29,794    14.4%  $28,901    13.6%
     Total Capital minimum requirement        16,604     8.0    16,948     8.0
                                             -------   -----   -------   -----
            Excess                           $13,190     6.4%  $11,953     5.6%
                                             =======   =====   =======   =====
   Leverage Ratio -
     Tier 1 Capital                          $27,193     9.2%  $26,243     9.1%
     Minimum leverage requirement              8,860     3.0     8,629     3.0
                                             -------   -----   -------   -----
            Excess                           $18,333     6.2%  $17,614     6.1%
                                             =======   =====   =======   =====


RESTRICTIONS ON RETAINED EARNINGS -

     Dividends that may be paid on the Company's common stock, as and when declared by the Board of Directors, are largely dependent upon the amount of dividends paid to the Company by its bank subsidiary. Federal law currently establishes limits on the amount of dividends that may be paid in any one year by the bank subsidiary without the prior approval of the Comptroller of the Currency. Such dividends are limited to bank net earnings for the year in which the dividend is declared together with earnings of the preceding two years as defined in the Comptroller's regulations, less any required statutory transfers of retained earnings to capital in excess of par value. At December 31, 1995, retained earnings of the Bank available for dividends without prior approval of the Comptroller of the Currency amounted to $2,861,000.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



11.  INCOME TAXES

The provision for income taxes for 1995, 1994 and 1993 consisted of the following:

                                                1995        1994        1993
   Current -
     Federal                                 $ 555,000    $312,000   $  695,000
     Hawaii                                    104,000      71,000      163,000
                                             ---------    --------   ----------
                                               659,000     383,000      858,000
                                             ---------    --------   ----------
   Deferred -
     Federal                                   (32,000)     99,000     (152,000)
     Hawaii                                     (7,000)     23,000      (36,000)
                                             ---------    --------   ----------
                                               (39,000)    122,000     (188,000)
                                             ---------    --------   ----------

                                             $ 620,000    $505,000   $  670,000
                                             =========    ========   ==========

At December 31, 1995 and 1994, the components of the net deferred tax asset were as follows:

                                                               1995           1994
Deferred tax asset:
   Loan and lease losses                                  $    895,000   $ 1,021,000
   Investment in Computer Systems International, Ltd.          379,000       302,000
   Interest on nonaccrual loans                                208,000        41,000
   Deferred loan fees and related origination costs            130,000       157,000
   Hawaii state franchise tax                                   44,000        52,000
   Net operating loss carryforwards                             20,000        20,000
   Other                                                        12,000        25,000
                                                          ------------   -----------
                                                             1,688,000     1,618,000
                                                          ------------   -----------
Deferred tax liabilities:
   Tax over book depreciation                                 (741,000)     (730,000)
   Direct financing leases capitalized for tax                (247,000)     (322,000)
   Excess pension contributions over expenses                 (155,000)     (137,000)
                                                          ------------   -----------
                                                            (1,143,000)   (1,189,000)
                                                          ------------   -----------
                                                               545,000       429,000
Valuation allowance                                           (399,000)     (322,000)
                                                          ------------   -----------

Net deferred tax asset                                    $    146,000   $   107,000
                                                          ============   ===========

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



The change in the total valuation allowance for the years ended December 31, 1995 and 1994 was an increase of $77,000 and $24,000, respectively. The valuation allowance relates to the investment in Computer Systems International, Ltd. and net operating loss carryforwards.

A reconciliation of the Company's effective tax rate with the statutory Federal income tax rate is as follows:

                                                      1995     1994       1993

Statutory Federal income tax rate                    34.0 %   34.0 %     34.0 %
Tax-exempt interest income                           (1.6)    (1.9)      (2.0)
State franchise tax, net of Federal tax benefit       5.5      5.5        5.5
Change in valuation allowance                         4.6      1.6        6.8
Stock dividends                                      (1.4)    --         --
Other, net                                           (3.8)    (2.5)      (2.3)
                                                     ----     ----       ----

                                                     37.3 %   36.7 %     42.0 %
                                                     ====     ====       ====


A consolidated Federal income tax return and a consolidated franchise tax return are filed for the Company. Prior to 1993, Hawaii National Bancshares, Inc. filed a separate State corporate income tax return from that of the Bank. Net operating losses of the Parent since inception approximating $260,000 at December 31, 1995 are available to offset future State taxable income of the Parent, if any, and expire at various dates through 2007.

The adoption of Statement of Financial Accounting Standards No. 109 effective January 1, 1993, resulted in the recognition of an income tax benefit of $350,000 for the cumulative effect of this accounting change.


12.  PENSION PLAN

The Company has a noncontributory defined benefit pension plan covering substantially all employees. Pension benefits are based upon specified percentages of employee compensation accumulated during each year of service.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



Net pension expense for 1995, 1994 and 1993 was comprised of the following:

                                                  1995         1994           1993
   Service cost representing benefits
     earned during the year                   $  166,611    $  195,561    $  170,315
   Interest cost on projected benefit
     obligation                                  328,762       317,978       260,330
   Loss (return) on plan assets - actual        (566,771)      120,320      (200,790)
   Net amortization and deferral                 199,273      (472,711)      (71,420)
                                              ----------    ----------    ----------
       Total net pension expense              $  127,875    $  161,148    $  158,435
                                              ==========    ==========    ==========

The funded status of the plan and prepaid pension cost at December 31, 1995 and 1994 were as follows:

                                                                                     1995          1994
   Actuarial present value of projected benefit obligation, based upon employment service to date and current salary levels -
         Vested employees                                                         $3,549,322    $3,657,081
         Nonvested employees                                                          79,738        58,222
                                                                                  ----------    ----------
   Accumulated benefit obligation                                                  3,629,060     3,715,303
   Additional amounts related to projected salary increases                          675,368       506,012
                                                                                  ----------    ----------
   Projected benefit obligation                                                    4,304,428     4,221,315
   Plan assets available for benefits consisting of U.S. government
      and agencies bonds and money market funds                                    4,029,844     4,262,676
                                                                                  ----------    ----------
   Excess (deficiency) of plan assets over projected benefit
      obligation at end of year                                                     (274,584)       41,361
   Unrecognized differences in actual plan assets and projected benefit
      obligations from that assumed                                                  833,156       494,073
   Prior service cost not yet recognized in pension cost                             319,415       343,516
   Unrecognized net assets at January 1, 1986 being amortized over 16 years         (438,528)     (511,616)
                                                                                  ----------    ----------
   Prepaid pension cost included in other assets                                  $  439,459    $  367,334
                                                                                  ==========    ==========

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



The actuarial computation of projected benefit obligations was based upon a discount rate of 7.0% at December 31, 1995, 8.0% at December 31, 1994 and 7.0% at December 31, 1993 and assumed salary scale increases of 5.0% in 1995, 1994 and 1993. The assumed rate of return on plan assets was 7.5% in 1995, 1994 and 1993.

The Company established a supplemental executive retirement plan (SERP) effective January 1, 1994. The SERP is a nonqualified unfunded pension plan covering a select group of senior executives. The SERP provides a retirement benefit payable in the form of a life annuity to the participants which is based on a specified percentage of the participant's final average earnings less basic retirement and social security benefits. The Company recognized an actuarially determined SERP pension expense of $25,500 and $24,000 in 1995 and 1994, respectively.


13.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

Other operating expenses for 1995, 1994 and 1993 included the following:

                                               1995         1994          1993
   Stationery and office supplies          $  326,084   $  367,339    $  430,670
   Deposit insurance                          295,667      599,653       626,415
   Other insurance                            253,338      290,559       271,411
   Other                                    2,061,945    1,800,863     2,029,601
                                           ----------   ----------    ----------
   Total other operating expenses          $2,937,034   $3,058,414    $3,358,097
                                           ==========   ==========    ==========


Repairs and maintenance expenditures included in occupancy expense and equipment expense amounted to $506,272, $478,511 and $470,306 in 1995, 1994 and 1993,
respectively.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company's financial instruments held or issued for purposes other than trading at December 31, 1995 and 1994 were as follows:

                                                  CARRYING          FAIR
                                                   AMOUNT           VALUE
   1995
   Cash and due from banks                      $ 18,908,709    $ 18,908,709
   Federal funds sold                             13,750,000      13,750,000
   Investment securities:
     Held-to-maturity                             45,993,061      46,165,000
     Available-for-sale                            1,497,003       1,497,003
   Loans and leases, net                         209,997,595     217,241,907
   Deposits -
     Demand deposits and savings                 209,384,442     209,384,442
     Time                                         59,521,343      59,695,532
   Short-term borrowings                             902,739         902,739

   1994
   Cash and due from banks                        19,610,271      19,610,271
   Federal funds sold                              1,000,000       1,000,000
   Investment securities:
     Held-to-maturity                             44,930,312      43,892,000
     Available-for-sale                            1,489,303       1,489,303
   Loans and leases, net                         213,992,554     222,098,869
   Deposits -
     Demand deposits and savings                 208,777,838     208,777,838
     Time                                         52,195,280      52,200,000
   Federal funds purchased                           480,000         480,000
   Short-term borrowings                           1,000,000       1,000,000

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK -

     The Bank is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments which are held for purposes other than trading include commitments to extend credit, standby and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Bank manages the credit risk of counterparty defaults in these transactions by limiting the total amount of outstanding arrangements, by monitoring the size and maturity structure of the off-balance sheet portfolio and by applying uniform credit standards for all of its credit activities. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

     Off-balance sheet commitments held for purposes other than trading at December 31, 1995 and 1994 were as follows:


                                                          CONTRACT AMOUNT
                                                      1995               1994
Commitments to extend credit                      $63,671,000        $73,104,000
Standby letters of credit                           3,690,000          3,598,000
Commercial letters of credit                          354,000            636,000


     The fair values of off-balance sheet financial instruments at December 31, 1995 and 1994 were estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. At December 31, 1995 and 1994, the fair values of commitments to extend credit amounted to $100,000 and $111,000, respectively, and the fair values of letters of credit amounted to $55,000 and $54,000, respectively.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



CONCENTRATION OF CREDIT RISK -

     The Bank has no significant concentrations of credit risk with any individual party, however the Bank's lending is concentrated on the island of Oahu in the State of Hawaii.



15. CONDENSED FINANCIAL INFORMATION OF HAWAII NATIONAL BANCSHARES, INC. (PARENT COMPANY ONLY)

Condensed financial information of Hawaii National Bancshares, Inc. (Parent Company Only) as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                            BALANCE SHEETS
                      DECEMBER 31, 1995 AND 1994

                                                                  1995           1994
Assets:
   Cash on deposit with Hawaii National Bank                  $   129,415    $   125,556
   Investment in Hawaii National Bank                          27,063,300     26,129,759
   Prepaid expenses                                                --                115
                                                              -----------    -----------
       Total assets                                           $27,192,715    $26,255,430
                                                              ===========    ===========
 Liabilities:
   Accrued liabilities                                        $    --        $    12,021
                                                              -----------    -----------
       Total liabilities                                           --             12,021
                                                              -----------    -----------
Shareholders' Equity:
   Common stock                                                   711,000        711,000
   Capital in excess of par value                              12,147,676     12,135,655
   Retained earnings                                           14,334,039     13,396,754
                                                              -----------    -----------
       Total shareholders' equity                              27,192,715     26,243,409
                                                              -----------    -----------
       Total liabilities and shareholders' equity             $27,192,715    $26,255,430
                                                              ===========    ===========

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            1995          1994           1993
Dividends from Hawaii National Bank                      $  147,750    $ 147,750     $  147,750
Operating expenses                                           37,356       32,390         42,558
                                                         ----------    ---------     ----------
         Income before equity in undistributed income
            of bank subsidiary                              110,394      115,360        105,192
Equity in undistributed income of Hawaii National
   Bank (including equity in change in accounting
   for income taxes in 1993)                                933,541      756,980      1,170,900
                                                         ----------    ---------     ----------
Net income                                               $1,043,935    $ 872,340     $1,276,092
                                                         ==========    =========     ==========


                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            1995           1994          1993
Cash flows from operating activities:
   Dividends from Hawaii National Bank                   $  147,750    $ 147,750    $   147,750
   Cash paid to suppliers                                   (37,241)     (32,505)       (42,558)
                                                         ----------    ---------    -----------
         Net cash provided by operating activities          110,509      115,245        105,192
Cash flows from financing activities:
   Dividends paid                                          (106,650)    (106,650)      (106,650)
                                                         ----------    ---------    -----------
         Net cash used in financing activities             (106,650)    (106,650)      (106,650)
                                                         ----------    ---------    -----------
Net (decrease) increase in cash                               3,859        8,595        (1,458)
Cash at beginning of year                                   125,556      116,961        118,419
                                                         ----------    ---------    -----------
Cash at end of year                                      $  129,415    $ 125,556    $   116,961
                                                         ==========    =========    ===========
Reconciliation of net income to net cash provided
   by operating activities:
      Net income                                         $1,043,935    $ 872,340    $ 1,276,092
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Undistributed earnings of subsidiary           (933,541)    (756,980)    (1,170,900)
         (Increase) decrease in prepaid expenses                115        (115)        --
                                                         ----------    ---------    -----------
            Net cash provided by operating activities    $  110,509    $ 115,245    $   105,192
                                                         ==========    =========    ===========

In the above condensed financial information the Parent's investment in Hawaii National Bank is accounted for by the equity method.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



16.  ACQUISITION OF MAUI BRANCHES

In May 1995, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation who was named receiver for the former Bank USA, N.A., Maui, after it was closed by the Office of the Comptroller of the Currency. Under the terms of the agreement, the Bank acquired certain assets of approximately $4,000,000 and assumed insured deposits of approximately $8,000,000 from the two branches.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 1996.

                              HAWAII NATIONAL BANCSHARES, INC. (Registrant)

                              By      /s/ K.J. Luke
                                      ----------------------------
                                      K.J. Luke
                                      Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

         Signatures                                        Title                                   Date
         ----------                                        -----                                   ----

Principal Executive Officer:
       /s/ K.J. Luke
--------------------------------                Chairman of the Board,
K.J. Luke                                       Director and Chief
                                                Executive Officer                            March 14, 1996

Chief Financial and Accounting
Officer:

       /s/ Ernest T. Murata
--------------------------------                Vice President, Treasurer
Ernest T. Murata                                and Assistant Secretary                      March 14, 1996


A Majority of the Board of Directors:

       /s/ Warren K.K. Luke                     Director                                     March 14, 1996
-------------------------------
Warren K.K. Luke

       /s/ Gordon J. Mau                        Director                                     March 14, 1996
-------------------------------
Gordon J. Mau

                                INDEX TO EXHIBITS

Exhibit No.                         Exhibit

     3.1            Articles of Incorporation of Bancshares*

     3.2            Amended ByLaws of Bancshares dated January 23, 1996

     3.3            Amended and Restated Bylaws of Bancshares

    10.1            Supplemental Executive Retirement Plan**

     21             Subsidiaries of Bancshares:  The only subsidiary
                       of Bancshares is Hawaii National Bank, a
                       National Banking Association.

     27             Financial Data Schedules

   * Incorporated by reference to Exhibit 3.1 of Bancshares' Annual Report on Form 10-K for the fiscal year end 1991.

  ** Incorporated by reference to Exhibit 10.1 of Bancshares' Annual Report on Form 10-K for the fiscal year end 1994.