Form 10-Q
period 1996-03-31
HAWAII NATIONAL BANCSHARES INC
filed 1996-05-13
CIK 805304

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the quarterly period ended March 31, 1996

                                       or

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

Common Stock, $1 Par Value; outstanding at March 31, 1996 - 711,000 shares

                               TABLE OF CONTENTS

                                                                                  Page
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

                Consolidated Balance Sheets - March 31, 1996,
                   December 31, 1995 and March 31, 1995 (Unaudited)............     3

                Consolidated Statements of Income - Three months
                   ended March 31, 1996 and 1995 (Unaudited)...................     4

                Consolidated Statements of Cash Flows - Three months
                   ended March 31, 1996 and 1995 (Unaudited)...................     5

                Notes to Consolidated Financial Statements (Unaudited).........     6

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................     7

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K..................................    14

SIGNATURES.....................................................................    14

EXHIBIT INDEX..................................................................    15

                         PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements


                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              MARCH 31, 1996, DECEMBER 31, 1995 AND MARCH 31, 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    MARCH 31     DECEMBER 31     MARCH 31
                                                                    --------     -----------     --------
                                                                      1996           1995          1995
                                                                    --------     -----------     --------
  ASSETS:
       Cash and due from banks                                      $ 16,570      $ 18,908       $ 18,648
       Federal funds sold                                             15,000        13,750          4,750
       Investment securities
         Held-to-maturity (fair value of $46,933,                     46,991        45,993         43,929
           $46,165 and $43,485, respectively)
         Available-for-sale                                            1,497         1,497          1,497
       Loans and leases                                              207,327       213,094        219,052
         Less allowance for possible loan
           and lease losses (note 2)                                   3,037         3,096          3,453
                                                                    --------      --------       --------
                                                                     204,290       209,998        215,599

       Premises and equipment                                          4,115         4,189          4,348
       Other assets                                                    5,196         5,255          4,713
                                                                    --------      --------       --------

           Total assets                                             $293,659      $299,590       $293,484
                                                                    ========      ========       ========
  LIABILITIES:
       Deposits -
         Demand                                                     $ 85,918      $ 95,647        $91,829
         Savings                                                     115,959       113,737        113,123
         Time                                                         62,316        59,521         55,308
                                                                    --------      --------       --------
           Total deposits                                            264,193       268,905        260,260
                                                                    --------      --------       --------

       Federal funds purchased                                            --            --            371
       Short-term borrowings                                             838           903          4,679
       Other liabilities                                               1,356         2,589          1,788
                                                                    --------      --------       --------
           Total liabilities                                         266,387       272,397        267,098

  SHAREHOLDERS' EQUITY (note 3):
       Common stock, par value $1 per share;
       Authorized - 10,000,000 shares
       Issued and outstanding - 711,000 shares                           711           711            711
       Capital in excess of par value                                 12,148        12,148         12,136
       Retained earnings                                              14,413        14,334         13,539
                                                                    --------      --------       --------
           Total shareholders' equity                                 27,272        27,193         26,386
                                                                    --------      --------       --------

           Total liabilities and shareholders' equity               $293,659      $299,590       $293,484
                                                                    ========      ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED MARCH 31
                                                             ---------------------------
                                                                1996             1995
                                                             ---------         ---------
INTEREST INCOME:
  Interest and fees on loans                                    $4,826            $4,850
  Interest on direct financing leases                               29                31
  Interest on Federal funds sold                                   168                52
  Interest on investment securities-
    Taxable                                                        644               546
    Exempt from Federal income tax                                  19                19
                                                               -------           -------
      Total interest income                                      5,686             5,498
                                                               -------           -------
INTEREST EXPENSE:
  Deposits                                                       1,757             1,573
  Federal funds purchased                                           --                14
  Short-term borrowings                                             10                34
                                                               -------           -------
      Total interest expense                                     1,767             1,621
                                                               -------           -------
      Net interest income                                        3,919             3,877

PROVISION FOR LOAN AND LEASE LOSSES (note 2)                       225               150
                                                               -------           -------
      Net interest income after provision for
        loan and lease losses                                    3,694             3,727
                                                               -------           -------
OTHER INCOME:
  Service charges on deposit accounts                              271               258
  Other service charges, collection and
    exchange charges, commissions and fees                         431               473
                                                               -------           -------
                                                                   702               731
                                                               -------           -------
OTHER EXPENSES:
  Salaries and employee benefits                                 2,050             1,966
  Occupancy expense of bank premises                             1,086             1,034
  Other operating expenses                                         967             1,062
                                                               -------           -------
                                                                 4,103             4,062
                                                               -------           -------
      Income before income taxes                                   293               396

INCOME TAX PROVISION                                               107               147
                                                               -------           -------
      Net Income                                                $  186            $  249
                                                               =======           =======
PER SHARE DATA:
  Net income                                                    $ 0.26            $ 0.35
  Cash dividend                                                 $ 0.15            $ 0.15
  Average shares outstanding                                   711,000           711,000



The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (IN THOUSANDS)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                  THREE MONTHS ENDED MARCH 31
                                                                                 ----------------------------
                                                                                   1996                 1995
                                                                                 -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest and fees received                                                     $ 5,532              $ 5,405
  Interest paid                                                                   (1,691)              (1,465)
  Service charges, collection and exchange charges,
     commission and fees received                                                    702                  732
  Cash paid to suppliers and employees                                            (3,586)              (3,826)
  Income taxes paid                                                                  (26)                 (25)
                                                                                 -------              -------
             Net cash provided by operating activities                               931                  821
                                                                                 -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of investment securities held-to-maturity                 6,003                4,004
  Purchase of investment securities held-to-maturity                              (7,001)              (3,010)
  Net decrease (increase) in loans and leases made to customers                    2,802               (1,698)
  Proceeds from sale of loans                                                      2,819                   --
  Capital expenditures                                                               (66)                (232)
  Proceeds from sale of equipment                                                      2                  152
  Purchase of other real estate owned                                               (194)                  --
                                                                                 -------              -------
             Net cash provided by (used in) investing activities                   4,365                 (784)
                                                                                 -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand deposits and savings accounts                            (9,007)              (3,825)
  Net increase in time deposits                                                    2,795                3,113
  Net increase (decrease) in short-term borrowings                                   (65)               3,679
  Net decrease in federal funds purchased                                             --                 (109)
  Dividends paid                                                                    (107)                (107)
                                                                                 -------              -------
             Net cash provided by (used in) financing activities                  (6,384)               2,751
                                                                                 -------              -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,088)               2,788

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  32,658               20,610
                                                                                 -------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $31,570              $23,398
                                                                                 =======              =======

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Net Income                                                                  $   186              $   249
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation on bank premises and equipment                                 138                  121
         Provision for loan and lease losses                                         225                  150
         Amortization of deferred loan fees                                         (138)                 (58)
         Changes in -
           Interest receivable                                                       (16)                 (35)
           Interest payable                                                           76                  156
           Taxes payable                                                              81                  122
           Other assets                                                              269                  166
           Other liabilities                                                         110                  (50)
                                                                                 -------              -------
Net cash provided by operating activities                                        $   931              $   821
                                                                                 =======              =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Transfer from loans ro real estate acquired through foreclosure             $   175              $    --
                                                                                 =======              =======

The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results anticipated for the year ending December 31, 1996. For additional information, refer to the consolidated financial statements and footnotes thereto included in Hawaii National Bancshares, Inc.'s annual report on Form 10-K for the year ended December 31, 1995.

2.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

                                                                               THREE MONTHS ENDED MARCH 31
                                                                               ---------------------------
(IN THOUSANDS)                                                                  1996                 1995
                                                                               ------               ------
Balance, beginning of period                                                   $3,096               $3,421
Provision charged to operations                                                   225                  150
Loans and leases charged-off                                                     (340)                (127)
Recoveries credited to allowance                                                   56                    9
                                                                               ------               ------
    Net charge-offs                                                              (284)                (118)
                                                                               ------               ------
Balance, end of period                                                         $3,037               $3,453
                                                                               ======               ======

The following table presents information on the recorded investment in impaired loans for the dates indicated:

                                                               MARCH 31      DECEMBER 31          MARCH 31
                                                               --------      -----------          --------
(IN THOUSANDS)                                                   1996            1995               1995
                                                               --------      -----------          --------
Impaired loans for which there is a related allowance            $  729         $1,451              $  740
Impaired loans for which there is a no related allowance          2,427          4,633                 781
                                                                 ------         ------              ------
Total recorded investment                                        $3,156         $6,084              $1,521
                                                                 ======         ======              ======

The average recorded investment in impaired loans was $3,116,000 and $1,345,000 for the three months ended March 31, 1996 and 1995, respectively. Interest income on impaired loans is recognized in accordance with the Company's nonaccrual loan policy. There was no interest income recognized on impaired loans in either period.

3.  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                               THREE MONTHS ENDED MARCH 31
                                                                               ---------------------------
(IN THOUSANDS)                                                                   1996               1995
                                                                               -------             -------
Balance, beginning of period                                                   $27,193             $26,244
Net income                                                                         186                 249
Cash dividends                                                                    (107)               (107)
                                                                               -------             -------

Balance, end of period                                                         $27,272             $26,386
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

ECONOMIC OUTLOOK

         Despite an increase in visitor arrivals, Hawaii's economy is expected to remain generally weak in 1996. Foreclosure and bankruptcy filings increased 46% and 37%, respectively, in the first quarter of 1996, compared to the first quarter of 1995. Sales of existing single-family homes and condominiums on Oahu declined 7.6% and 19.3%, respectively in March, compared to the same month a year ago. The median price for single-family homes on Oahu in March was $325,000, a 4.1% drop from the $339,000 March 1995 median. The condominium median in March was $190,000, up 7.2% from $177,250 a year earlier.

HIGHLIGHTS

         The Company reported net income of $186,000 for the three months ended March 31, 1996, a decrease of $63,000 or 25.3% over the comparable period in 1995. The decline was primarily due to an increase in the provision for loan and lease losses and higher staffing and occupancy costs associated with the opening of two new branches on Maui, partly offset by a reduction in Federal Deposit Insurance Corporation ("FDIC") insurance premiums. Earnings per share were $0.26 for the first quarter of 1996, compared to $0.35 for the same quarter a year ago.

         During the first quarter of 1996, net charge-offs amounted to $284,000, compared to $118,000 for the first quarter of 1995. As of March 31, 1996, noncurrent loans and leases were 48% lower than the level reported at year-end 1995. The improvement was attributable to the sale of a 99.996% participation in a nonaccrual loan with an unpaid principal balance of approximately $2,673,000. An offer to purchase the property collateralizing this credit has been accepted by the Bank and the borrowers. The sale of this property is expected to generate a recovery of approximately $550,000 in net proceeds which would reduce net charge- offs and replenish and increase the allowance for loan and lease losses.

         At March 31, 1996, total assets were $293,659,000, a decrease of 2.0% from December 31, 1995. Shareholder's equity totaled $27,272,000 at March 31, 1996, an increase of $79,000 from year-end 1995 after payment of cash dividends of $106,650. Book value per share rose from $38.25 at December 31, 1995 to $38.36 at March 31, 1996. Leverage and risk-based capital ratios continued to exceed regulatory requirements by a substantial margin.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three months ended March 31, 1996 increased $42,000 or 1.1%, over the comparable period in 1995. The improvement was attributable to an increase in interest income of $188,000, or 3.4%, which exceeded the increase in interest expense of $146,000, or 9.0%. Net interest margin for the first quarter of 1996 was 5.84%, compared to 5.93% for the same period last year. The decline was primarily due to an increase in the average cost of deposits.

         Interest income from federal funds sold increased $116,000, over the comparable period in 1995. The growth in this category was attributable to an increase in volume. The average balance of federal funds sold grew to $12,477,000 for the quarter, compared to $3,610,00 for the same period last year. Interest income from investment securities increased $98,000, over the prior period in 1995. The increase was due to higher yields and higher volume. The average yield on investment securities rose to 5.67% for the quarter, above the 5.12% recorded for the same period last year. The average balance of investment securities amounted to $47,012,000 for the first quarter of 1996, up from $44,613,000 for the first quarter of 1995. Interest and fees on loans and leases was $26,000 lower in the quarter, compared to the respective period in 1995. The lower results were attributable to a decline in volume. The average balance of loans and leases was $212,772,000 and $216,699,000 for the first quarter of 1996 and 1995, respectively.

         Interest expense on deposits was $184,000 higher than the comparable period in 1995. The increase was due to higher average cost of deposits and a higher average deposit balance. The average rate paid on deposits increased from 3.19% for the first quarter of 1995 to 3.45% for the first quarter of 1996. The increase in rates reflected the keen competition for deposits and a continuing shift in the Bank's deposit mix from lower-costing savings to higher-costing time deposits. During the quarter, the average rate paid on savings and time deposits was 3.01% and 5.06%, respectively. The average balance of deposits increased to $206,608,000 for the three months ended March 31, 1996, compared to $199,773,000 for the same period a year ago. Interest expense from federal funds purchased and short-term borrowings were $14,000 and $24,000 lower, compared to the respective periods in 1995.

Other Income and Expenses

         Other income for the three months ended March 31, 1996 decreased $29,000, or 4.0%, compared to the same quarter in the prior year. The decline was primarily due to the waiver of the annual membership fee on existing Visa credit card accounts.

         Other expenses consist primarily of salaries and employee benefits, occupancy expense and other operating expenses. For the three months ended March 31, 1996, other expenses increased $41,000 or 1.0%, compared to the same period last year.

         Salaries and employee benefits for the first quarter of 1996 increased $84,000 or 4.3%, over the same period a year earlier. The growth in this category reflected both an increase in staff as well as normal merit and inflationary adjustments which were adopted to keep the Bank's salary and benefit packages competitive. The number of full and part-time employees totaled 227 at March 31, 1996 and 222 at March 31, 1995. The increase in staff was attributable to the opening of two new branches on Maui which were previously operated by the former Bank USA, N.A.

         Occupancy expenses for the three months ended March 31, 1996 rose $52,000 or 5.0% from the comparable period in 1995. The increase was attributable to the addition of two new branches on Maui.

         Other operating expenses for the first quarter of 1996 were $95,000, or 8.9% lower, compared to same period a year ago. The decrease was primarily due to a reduction in FDIC insurance premiums of approximately $143,000. Effective January 1, 1996, the premiums that banks pay for deposit insurance were lowered from a range of $0.23 to $0.31 per $100 of deposits to a wider range of $0.00 to $0.27. The actual rate assessed each bank continued to be contingent upon its capital adequacy and risk classification. Well-capitalized and well-managed bank's that qualify for the zero premium rate are still required to pay the legal minimum of $2,000 per year. Also included in other expenses are data processing fees paid to Computer Systems International, Ltd. ("CSI"), a company formed to provide computer services to financial institutions including the Bank. An affiliate of a director and the Bank each own a 50% interest in this bank service corporation. Data processing fees paid to CSI amounted to $235,134 and $219,185 for the first three months of 1996 and 1995, respectively.

Income Taxes

         The Company's federal and state income tax provision for the first quarter of 1996 was $107,000, a decrease of $40,000 from the same quarter a year ago. The effective income tax rates for these periods was 36.5% and 37.1%, respectively.

FINANCIAL CONDITION

Deposits

         At March 31, 1996, total deposits were $264,193,000, compared to $268,905,000 at December 31, 1995, and $260,260,000 at March 31, 1995.
Noninterest-bearing demand deposits ended the quarter $9,865,000 below the balance reported at year-end 1995. The decline was primarily due to an outflow of escrow funds. Interest-bearing demand deposits at quarter-end remained virtually unchanged from December 31, 1995. Savings and time deposits increased $2,222,000 and $2,795,000, respectively, over year-end 1995 levels.

         The following table presents the distribution of the Bank's deposit accounts for the dates indicated.


- -------------------------------------------------------------------------------------------------------------
                                 March 31, 1996             December 31, 1995               March 31, 1995
                             ---------------------        ---------------------         ---------------------
                                 Balance        %             Balance        %             Balance        %
- -------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand   $ 56,466,000     21.4%       $ 66,331,000     24.7%        $ 63,054,000     24.2%
Interest-bearing demand        29,452,000     11.1          29,316,000     10.9           28,775,000     11.1
Savings                       115,959,000     43.9         113,737,000     42.3          113,123,000     43.5
Time                           62,316,000     23.6          59,521,000     22.1           55,308,000     21.2
                             ------------    -----        ------------    -----         ------------    -----
   Total deposits            $264,193,000    100.0%       $268,905,000    100.0%        $260,260,000    100.0%
                             ============    =====        ============    =====         ============    =====


         Included in time deposits are certificates of deposits ("CD") purchased by the State of Hawaii, its counties and other government agencies. Historically, these CDs have been a stable source of funds for the Bank and are considered to be core deposits. At March 31, 1996, December 31, 1995, and March 31, 1995, public time deposits totaled $31,455,000, $30,197,000, and
$29,949,000, respectively, representing 11.9%, 11.2%, and 11.5% of the Bank's total deposits.

Investment Securities

         Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, and State and local government units. The Bank is also a stockholder in the Federal Reserve Bank and the Federal Home Loan Bank of Seattle. The Bank has no derivative securities, such as structured notes, collateralized mortgage obligations or stripped mortgage-backed securities.

         At March 31, 1996, the book and fair value of the held-to-maturity portfolio was $46,991,000 and $46,933,000, respectively. As of the same date, the book and fair value of the available-for-sale portfolio was $1,497,000. The Bank had no trading securities as of March 31, 1996. During the quarter, there were no sales or transfers of investment securities between the held-to-maturity, available-for-sale or trading categories.

Loan Portfolio and Loan Concentrations

         At March 31, 1996, loans and leases were $207,327,000, a decrease of $5,767,000, or 2.7%, from year-end 1995 and $11,725,000, or 5.4%, from March 31,
1995. The decline from year-end 1995 was primarily due to payoffs and sales which exceeded originations. The Bank had no significant concentrations of credit with any individual party; however, its lending was concentrated on the island of Oahu.

         The following table presents the composition of the Bank's loan and lease portfolio at the dates indicated.


- ----------------------------------------------------------------------------------------------------------
                                March 31, 1996            December 31, 1995             March 31, 1995
                            ----------------------      ----------------------      ----------------------
                                Balance        %            Balance        %            Balance        %
- ----------------------------------------------------------------------------------------------------------
Real Estate
    Family Residential      $104,324,000      50.4%     $106,200,000      49.9%     $106,823,000      48.8%
    Construction               3,603,000       1.7         4,558,000       2.1         3,821,000       1.7
    Commercial Property       26,561,000      12.8        27,647,000      13.0        31,262,000      14.3
                            ------------     -----      ------------     -----      ------------     -----
         Total               134,488,000      64.9       138,405,000      65.0       141,906,000      64.8
Commercial & Industrial       64,130,000      31.0        66,021,000      31.0        68,798,000      31.4
Consumer                       7,276,000       3.5         7,255,000       3.4         6,835,000       3.1
All Other Loans                  304,000       0.1           248,000       0.1           211,000       0.1
Direct Financing Leases        1,129,000       0.5         1,165,000       0.5         1,302,000       0.6
                            ------------     -----      ------------     -----      ------------     -----
         Total              $207,327,000     100.0%     $213,094,000     100.0%     $219,052,000     100.0%
                            ============     =====      ============     =====      ============     =====


Loan Portfolio Risk Elements and Other Real Estate Owned

         Noncurrent loans and leases consist of loans and leases that are past due for 90 days or more and still accruing interest and loans and leases on nonaccrual status. Most of the credits in this category are collateralized by real estate. At March 31, 1996, noncurrent loans and leases decreased to $3,427,000, representing 1.7% of loans and leases outstanding, compared to $6,620,000, or 3.1%, at December 31, 1995, and $3,972,000, or 1.8%, at March 31,
1995. The improvement was attributable to the sale at par of a 99.996% participation in a nonaccrual loan with an unpaid principal balance of approximately $2,673,000 to an affiliate of a director. There were no restructured loans or leases at quarter-end.

         Other real owned ("OREO"), which is included in other assets, increased from $938,000 at March 31, 1995 to $1,162,000 at December 31, 1995 and to
$1,356,000 at March 31, 1996. The OREO portfolio consisted of a commercial property, a single-family residence and two residential condominiums at quarter-end. The commercial property generates a positive cash flow. The single- family residence was sold for $150,000 under an agreement of sale which matures in June 1996. The two condominiums are in the process of being prepared for sale or rental. At March 31, 1996, the market values of the properties in OREO, less estimated selling costs, exceeded their respective carrying values. There was no activity in the reserve for the quarter.

         The following table presents information on noncurrent loans and leases and OREO for the dates indicated:


- ------------------------------------------------------------------------------------
                                            March 31      December 31      March 31
                                              1996           1995            1995
- ------------------------------------------------------------------------------------
    Noncurrent
         Past due 90 Days or more               6,000         414,000      2,352,000
         Nonaccrual                         3,421,000       6,206,000      1,620,000
                                           ----------      ----------     ----------
             Total                         $3,427,000      $6,620,000     $3,972,000
                                           ==========      ==========     ==========

    OREO                                   $1,356,000      $1,162,000     $  938,000
                                           ==========      ==========     ==========

    Note:    Impaired loans are included in nonaccrual loans and leases.
- ------------------------------------------------------------------------------------

Provision and Allowance for Loan and Lease Losses

         During the three months ended March 31, 1996, the Bank provided $225,000 for possible loan losses, compared to $150,000 for the three months ended March 31, 1995. The increase in the quarterly provision was due to an increase in net charge-offs which resulted from a weak local economy.

         Net charge-offs increased from $118,000 for the first quarter of 1995 to $284,000 for the first quarter of 1996. The majority of the charge-offs in the current period were attributable to two commercial credits. For the first three months of 1996, the annualized ratio of net charge-offs to average loans and leases was 0.53%, compared to 0.22% for the same period in 1995.

         At March 31, 1996, the allowance for loan and lease losses stood at $3,037,000, compared to $3,096,000 at December 31, 1995 and $3,453,000 at March
31, 1995. The ratio of the allowance to total loans and leases outstanding was 1.5%, 1.5% and 1.6% at March 31, 1996, December 31, 1995 and March 31, 1995,
respectively. While the reserve measured .89 times noncurrent loans and leases at quarter-end, in the opinion of management, it remained at a sufficient level to absorb potential losses. As was noted earlier, the majority of the loans and leases in the noncurrent category are collateralized by real estate.

         During the first quarter, the Bank sold a 99.996% participation in a nonaccrual loan with an unpaid principal balance of approximately $2,673,000. An offer to purchase the property collateralizing this credit has been accepted by the Bank and the borrowers. The sale of this property is expected to generate a recovery of approximately $550,000 in net proceeds which would reduce net charge-offs and replenish and increase the allowance for loan and lease losses.

Liquidity

         The Bank has adequate liquidity to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs and meet obligations and commitments on a timely basis. The Bank has no brokered deposits. It has generally been a net seller of federal funds. In 1994, the Bank established a line of credit with the Federal Home Loan Bank of Seattle ("FHLB") equal to 10% of total assets, including a cash management agreement line of 5%. This facility enhances the Bank's asset and liability management by providing an alternative source of liquidity.

         For the first three months of 1996, net cash provided by operating activities was $931,000. Net cash provided by investing activities was $4,365,000, largely due to the sale of a commercial mortgage loan participation. Net cash used by financing activities was $6,384,000, due primarily to a net outflow in escrow funds, partly offset by an increase in time deposits.

Shareholders' Equity and Capital Resources

         Shareholders' equity totaled $27,272,000 at March 31, 1996, an increase of $79,000, or 0.3%, from December 31, 1995 and $886,000, or 3.4%, from March
31, 1995. The growth in equity was achieved through retention of earnings after payment of cash dividends of $106,650. Book value per share increased to $38.36 at March 31, 1996, compared to $38.25 and $37.11 at December 31, 1995 and March 31, 1995, respectively.

         In order to be considered well-capitalized by the bank regulatory agencies, an institution must have at minimum a 5.0% leverage ratio, a Tier 1 risk-based capital ratio of 6.0% and a total capital ratio of 10.0%. The Company's leverage capital ratio was 9.29% at March 31, 1996; 9.21% at December 31, 1995; and 9.19% at March 31, 1995. At March 31, 1996, the Company's Tier 1 and total capital ratios were 13.55% and 14.80%, respectively, compared to 13.10% and 14.36% at December 31, 1995; and 12.21% and 13.47% at March 31, 1995.

EFFECT OF NEW ACCOUNTING STANDARD

         Effective January 1, 1996, the Company adopted Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which amends Statement 65 "Accounting for Certain Mortgage Banking Activities" and requires that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. This Statement applies to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights. The adoption of this Statement did not have a material impact on the consolidated financial statements of the Company.

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


                                        HAWAII NATIONAL BANCSHARES, INC.
                                                  (Registrant)



Date         May 10, 1996               By        /s/Warren K.K. Luke
                                           ---------------------------------
                                                  Warren K.K. Luke
                                                      President



Date         May 10, 1996               By        /s/Ernest T. Murata
                                           ---------------------------------
                                                  Ernest T. Murata
                                              Vice President, Treasurer,
                                               Assistant Secretary and
                                               Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit Number                  Description
- --------------                  -----------
27                              Financial Data Schedule