Form 10-Q
period 1996-09-30
HAWAII NATIONAL BANCSHARES INC
filed 1996-11-12
CIK 805304

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1996

                                       or

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

Common Stock, $1 Par Value; outstanding at September 30, 1996 - 711,000 shares

                                TABLE OF CONTENTS

                                                                                   Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Balance Sheets - September 30, 1996,
                December 31, 1995 and September 30, 1995 (Unaudited)...........       3

             Consolidated Statements of Income - Three and nine months
                ended September 30, 1996 and 1995 (Unaudited)..................       4

             Consolidated Statements of Cash Flows - Nine months
                ended September 30, 1996 and 1995 (Unaudited)..................       5

             Notes to Consolidated Financial Statements (Unaudited)............       6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................       7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................       14

SIGNATURES ...................................................................       14

EXHIBIT INDEX.................................................................       15

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
          SEPTEMBER 30, 1996, DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             SEPTEMBER 30    DECEMBER 31   SEPTEMBER 30
                                                             ------------    -----------   ------------
                                                                 1996           1995           1995
                                                             ------------    -----------   ------------
ASSETS:
       Cash and due from banks                                 $ 16,612       $ 18,908       $ 19,952
       Federal funds sold                                        17,750         13,750          5,000
       Investment securities
           Held-to-maturity (fair value of $48,921,              48,981         45,993         44,924
              $46,165 and $44,937, respectively)
           Available-for-sale                                     1,493          1,497          1,497
       Loans and leases                                         202,444        213,094        214,388
           Less allowance for possible loan
              and lease losses (note 2)                           3,564          3,096          3,628
                                                               --------       --------       --------
                                                                198,880        209,998        210,760

       Premises and equipment                                     3,970          4,189          4,260
       Other assets                                               4,733          5,255          5,071
                                                               --------       --------       --------
              Total assets                                     $292,419       $299,590       $291,464
                                                               ========       ========       ========
LIABILITIES:
       Deposits -
           Demand                                              $ 84,994       $ 95,647       $ 88,966
           Savings                                              112,642        113,737        111,914
           Time                                                  64,667         59,521         61,071
                                                               --------       --------       --------
              Total deposits                                    262,303        268,905        261,951

       Short-term borrowings                                      1,000            903            943
       Other liabilities                                          1,586          2,589          1,689
                                                               --------       --------       --------
              Total liabilities                                 264,889        272,397        264,583

SHAREHOLDERS' EQUITY (NOTE 3):
       Common stock, par value $1 per share;
       Authorized - 10,000,000 shares
       Issued and outstanding - 711,000 shares                      711            711            711
       Capital in excess of par value                            12,148         12,148         12,148
       Retained earnings                                         14,671         14,334         14,022
                                                               --------       --------       --------
              Total shareholders' equity                         27,530         27,193         26,881
                                                               --------       --------       --------
              Total liabilities and shareholders' equity       $292,419       $299,590       $291,464
                                                               ========       ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30                 SEPTEMBER 30
                                                            -----------------------       -----------------------
                                                              1996           1995           1996           1995
                                                            --------       --------       --------       --------
INTEREST INCOME:
     Interest and fees on loans                             $  4,505       $  4,888       $ 13,988       $ 14,802
     Interest on direct financing leases                          23             29             79             92
     Interest on Federal funds sold                              281            162            656            340
     Interest on investment securities-
         Taxable                                                 723            588          2,019          1,699
         Exempt from Federal income tax                           --             19             38             57
                                                            --------       --------       --------       --------
            Total interest income                              5,532          5,686         16,780         16,990
                                                            --------       --------       --------       --------
INTEREST EXPENSE:
     Deposits                                                  1,745          1,815          5,209          5,122
     Federal funds purchased                                      --             --             --             23
     Short-term borrowings                                        11             13             31            122
                                                            --------       --------       --------       --------
            Total interest expense                             1,756          1,828          5,240          5,267
                                                            --------       --------       --------       --------
            Net interest income                                3,776          3,858         11,540         11,723

Provision for Loan and Lease Losses (note 2)                     180            150            630            450
                                                            --------       --------       --------       --------
            Net interest income after provision for
                loan and lease losses                          3,596          3,708         10,910         11,273
                                                            --------       --------       --------       --------
OTHER INCOME:
     Service charges on deposit accounts                         277            284            825            807
     Other service charges, collection and
         exchange charges, commissions and fees                  480            450          1,419          1,377
     Gain on investment securities held-to-maturity               25             --             25
     Gain on investment securities available-for-sale             --             19             --             19
                                                            --------       --------       --------       --------
                                                                 782            753          2,269          2,203
                                                            --------       --------       --------       --------
OTHER EXPENSES:
     Salaries and employee benefits                            2,061          2,046          6,198          6,012
     Occupancy expense of bank premises                        1,087          1,067          3,246          3,123
     Other operating expenses                                    995            995          3,030          3,176
                                                            --------       --------       --------       --------
                                                               4,143          4,108         12,474         12,311
                                                            --------       --------       --------       --------
            Income before income taxes                           235            353            705          1,165

Income Tax Provision                                              93            131            261            433
                                                            --------       --------       --------       --------
Net Income                                                  $    142       $    222       $    444       $    732
                                                            ========       ========       ========       ========
PER SHARE DATA:
     Net income                                             $   0.20       $   0.31       $   0.62       $   1.03
     Cash dividend                                          $   0.00       $   0.00       $   0.15       $   0.15
     Average shares outstanding                              711,000        711,000        711,000        711,000


The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (IN THOUSANDS)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                    NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30
                                                                                                 ------------------------
                                                                                                   1996            1995
                                                                                                 --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest and fees received                                                                  $ 16,638        $ 16,636
     Interest paid                                                                                 (5,203)         (5,119)
     Service charges, collection and exchange charges, commission and fees received                 2,243           2,184
     Cash paid to suppliers and employees                                                         (11,095)        (11,686)
     Income taxes paid                                                                               (179)           (581)
                                                                                                 --------        --------
                   Net cash provided by operating activities                                        2,404           1,434
                                                                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturity of investment securities held-to-maturity                              24,039          16,012
     Purchase of investment securities held-to-maturity                                           (26,998)        (16,005)
     Proceeds from sale of investment securities available-for-sale                                    --           2,122
     Purchase of investment securities available-for-sale                                              --          (2,111)
     Net decrease in loans and leases made to customers                                             5,438           3,005
     Proceeds from sale of loans                                                                    5,319              --
     Capital expenditures                                                                            (196)           (379)
     Proceeds from sale of equipment                                                                    3             154
     Purchase of other real estate                                                                   (193)           (225)
                                                                                                 --------        --------
                   Net cash provided by investing activities                                        7,412           2,573
                                                                                                 --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in demand deposits and savings accounts                                         (13,249)         (7,897)
     Net increase in time deposits                                                                  5,146           8,876
     Proceeds from FHLB of Seattle borrowing                                                           --           4,000
     Repayment of FHLB of Seattle borrowing                                                            --          (4,000)
     Net increase (decrease) in short-term borrowings                                                  97             (57)
     Net decrease in federal funds purchased                                                           --            (480)
     Dividends paid                                                                                  (107)           (107)
                                                                                                 --------        --------
                   Net cash provided by (used in) financing activities                             (8,113)            335
                                                                                                 --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           1,703           4,342
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   32,659          20,610
                                                                                                 --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 34,362        $ 24,952
                                                                                                 ========        ========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
         Net Income                                                                              $    444        $    732
         Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation on bank premises and equipment                                           412             354
                Provision for loan and lease losses                                                   630             450
                Amortization of deferred loan fees                                                   (269)           (222)
                Gain on investment securities available-for-sale                                       --             (19)
                Gain on investment securities held-to-maturity                                        (25)             --
                Changes in -
                   Interest receivable                                                                126            (132)
                   Interest payable                                                                    37             148
                   Taxes payable                                                                       82            (148)
                   Other assets                                                                       589             166
                   Other liabilities                                                                  378             105
                                                                                                 --------        --------
Net cash provided by operating activities                                                        $  2,404        $  1,434
                                                                                                 ========        ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Transfer from loans to real estate acquired through foreclosure                             $    175              --
                                                                                                 ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results anticipated for the year ending December 31, 1996. For additional information, refer to the consolidated financial statements and footnotes thereto included in Hawaii National Bancshares, Inc.'s annual report on Form 10-K for the year ended December 31, 1995.



2. ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30                SEPTEMBER 30
                                             --------------------        --------------------
(in thousands)                                1996          1995          1996          1995
                                             ------        ------        ------        ------
Balance, beginning of period                 $3,053        $3,562        $3,096        $3,421

Provision charged to operations                 180           150           630           450

Loans and leases charged-off                   (225)         (100)         (842)         (276)
Recoveries on loans and leases
       previously charged-off                   556            16           680            33
                                             ------        ------        ------        ------
          Net recoveries (charge-offs)          331           (84)         (162)         (243)
                                             ------        ------        ------        ------
Balance, end of period                       $3,564        $3,628        $3,564        $3,628
                                             ======        ======        ======        ======

The following table presents information on the recorded investment in impaired loans for the dates indicated:

                                                           SEPTEMBER 30    DECEMBER 31     SEPTEMBER 30
(IN THOUSANDS)                                                1996            1995            1995
                                                           ------------    -----------     ------------
Impaired loans for which there is a related allowance        $1,868          $1,451          $1,984
Impaired loans for which there is no related allowance        1,602           4,633           4,529
                                                             ------          ------          ------
       Total recorded investment                             $3,470          $6,084          $6,513
                                                             ======          ======          ======

The average recorded investment in impaired loans for the three and nine months ended September 30, 1996 was $3,678,000 and $4,146,000, respectively, compared to $2,160,000 and $1,708,000 for the same periods in 1995. Interest income on impaired loans is recognized in accordance with the Company's nonaccrual loan policy. There was no interest income recognized on impaired loans in any of the previously mentioned periods.

3. STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                   ---------------------       -----------------------
(IN THOUSANDS)                                       1996         1995          1996           1995
                                                   -------       -------       -------        -------
Balance, beginning of period                       $27,388       $26,647       $27,193        $26,244

Net income                                             142           222           444            732
Cash dividends                                          --            --          (107)          (107)
Adjustment to capital in excess of par value            --            12            --             12
                                                   -------       -------       -------        -------
Balance, end of period                             $27,530       $26,881       $27,530        $26,881
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

LOCAL ECONOMY

         While tourism, Hawaii's largest industry, has generally improved, the State's overall economy continues to struggle burdened by a weak construction industry and a decline in government expenditures. Hawaii continued to lose jobs in September, continuing a 4-year trend. The State's unemployment rate for the month was 5.6%, topping the national rate of 5.0%. Foreclosure and bankruptcy filings for the year-to-date were up 44% and 65%, respectively, over last year's comparable period. Real estate activity was mixed and prices experienced a slight decline. Compared to the same period in 1995, sales of existing single-family homes on Oahu increased 6.8% through the first three-quarters of 1996, while condominium sales declined 12.3%. The median price for a single-family home on Oahu in September was 3.2% below the September 1995 median. The condominium median price in September was down 3.8% from the same month a year earlier.

RECENT FEDERAL LEGISLATION

         On September 30, 1996, the Deposit Insurance Funds Act of 1996 was signed into law which resolved a number of key issues related to the Bank Insurance Fund ("BIF"), Savings Association Insurance Fund ("SAIF") and Financing Corporation ("FICO") bonds. Among other things, the new law: 1) imposed a special one-time assessment on SAIF-insured institutions (i.e., thrifts and Oakar and Sasser banks) to recapitalize the SAIF; 2) required BIF-institutions to share in repaying the FICO bonds which were issued in the late 1980's when a number of thrifts failed; 3) prohibited deposit shifting from SAIF to BIF for 3 years; and 4) required Congress to eliminate the separate thrift charter before merging the SAIF and BIF into the new Deposit Insurance Fund. The one-time charge for SAIF members to recapitalize their fund is currently estimated to be 65.7 cents per $100 of SAIF deposits. Certain Oakar and Sasser banks will receive a 20% discount. Beginning January 1, 1997, SAIF-insured institutions will pay an estimated 6.4 cents for every $100 of SAIF deposits for the next 3 years and BIF-insured institutions will pay an estimated
1.3 cents for every $100 of BIF deposits. After January 1, 2000, the FICO assessment will be spread evenly among all SAIF and BIF deposits at an estimated rate of 2.4 cents per $100 of deposits.

HIGHLIGHTS

         The Company reported net income of $142,000, or $0.20 per share, for the three months ended September 30, 1996, compared to $222,000, or $0.31 per share, for the same period last year. Year-to-date earnings were $444,000, or $0.62 per share, compared to $732,000 or $1.03 per share, for the first nine months of 1995. The decline for the quarter and year-to-date was primarily due to a decrease in net interest income and an increase in the provision for loan and lease losses, partly offset by a reduction in Federal Deposit Insurance Corporation ("FDIC") insurance premiums.

         Noncurrent loans and leases declined to $3,753,000 at September 30, 1996, 43% below the level reported at year-end 1995. During the quarter, a nonaccrual loan was repaid generating net proceeds of $545,000 which were credited to the allowance for loan and lease losses as a recovery of an amount previously charged-off in 1995. The collection of this loan reduced net charge-offs for the year-to-date to $162,000, compared to $243,000 for the same period last year.

         At September 30, 1996, total assets were $292,419,000, a decrease of $7,171,000 from December 31, 1995. Loans and leases declined by $10,650,000 and total deposits were lower by $6,602,000, compared to year-end 1995. Shareholders' equity grew to $27,530,000 at September 30, 1996. Book value per share rose from $38.25 at December 31, 1995 to $38.72 at September 30, 1996. Leverage and risk-based capital ratios continued to exceed regulatory requirements by a substantial margin.

         The Bank is in the process of applying to the Comptroller of the Currency to establish a branch facility in Pearl City, a residential and business community located in West Oahu. Expanding into this region will provide the Bank with an opportunity to increase its loans and deposits. The opening of the new branch is expected to take place in the second quarter of 1997.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three and nine months ended September 30, 1996 decreased $82,000 or 2.1% and $183,000 or 1.6%, respectively, from the comparable period in 1995. The lower results were primarily due to a decrease in interest income, partly offset by a reduction in interest expense. Net interest margin for the quarter was 5.48%, compared to 5.65% for the same quarter last year. For the year-to-date, net interest margin was 5.67%, a decrease from the 5.83% reported for the same period in 1995.

         Interest income for the three and nine months ended September 30, 1996 decreased $154,000 or 2.7% and $210,000 or 1.2%, respectively, compared to the same periods last year. The decline was due to weak loan demand, lower market interest rates and an increase in nonaccrual loans and leases. The average yield on interest-earning assets for the quarter and year-to-date was 8.03% and 8.25%, respectively, compared to 8.33% and 8.45% for the same periods in 1995.

         Interest expense for the three and nine months ended September 30, 1996 decreased $72,000 or 3.9% and $27,000 or 0.51%, respectively, versus the same periods a year earlier. The reduction for the quarter was primarily due to a lower average cost of deposits. The improvement for the nine months through September 30, 1996 was largely due to the absence of federal funds purchased and a decline in short-term borrowings. The average cost of funds for the quarter and year-to-date was 3.36% and 3.39%, respectively, compared to 3.50% and 3.43% for the same periods in 1995.

Other Income and Expenses

         Other income for the three and nine months ended September 30, 1996 increased $29,000 or 3.9% and $66,000 or 3.0%, respectively, compared to the same periods in the prior year. The improved results were attributable to two factors: 1) higher revenue from other service charges, collection and exchange charges, commissions and fees, and 2) a gain on an investment security which was called by the issuer.

         Other expenses consist of salaries and employee benefits, occupancy expense and other operating expenses. For the three and nine months ended September 30, 1996, other expenses increased $35,000 or 0.9% and $163,000 or 1.3%, respectively, compared to the same periods last year.

         Salaries and employee benefits for the three and nine months ended September 30, 1996 increased $15,000 or 0.7% and $186,000 or 3.1%, respectively, over the same periods a year earlier. The growth in this category reflected normal merit and inflationary adjustments which were adopted to keep the Bank's salary and benefit packages competitive.

         Occupancy expenses for the three and nine months ended September 30, 1996 rose $20,000 or 1.9% and $123,000 or 3.9%, respectively, from the comparable period in 1995. The increase was primarily attributable to the opening of two new branches on Maui which were previously operated by the former Bank USA, N.A.

         Other operating expenses for the three and nine months ended September 30, 1996 were unchanged and lower by $146,000 or 4.6%, respectively, compared to same periods ago. During the year, the Bank benefited from a reduction in FDIC insurance premiums. Effective January 1, 1996, the premiums that banks pay for deposit insurance were lowered from a range of 23 cents to 31 cents per $100 of deposits to a wider range of zero cents to 27 cents. The actual rate assessed each bank continued to be contingent upon its capital adequacy and risk classification. Also included in other operating expenses are data processing fees paid to Computer Systems International, Ltd. ("CSI"), a company formed to provide computer services to financial institutions including the Bank. An affiliate of a director and the Bank each own a 50% interest in this bank service corporation. Data processing fees paid to CSI amounted to $537,155 and $511,116 for the first nine months of 1996 and 1995, respectively.

Income Taxes

         The Company's effective income tax rate for the three and nine months ended September 30, 1996 was 39.6% and 37.0%, respectively, compared to 37.1% and 37.2% for the same periods last year. The higher rate for the third quarter of 1996 was attributable to a decrease in tax-exempt interest from investment securities.

FINANCIAL CONDITION

Deposits

         At September 30, 1996, total deposits were $262,303,000, compared to $268,905,000 at December 31, 1995, and $261,951,000 at September 30, 1995.
Noninterest-bearing demand deposits ended the quarter $7,802,000 below the balance reported at year-end 1995. The decline was primarily due to an outflow of escrow funds in the first quarter. Interest-bearing demand deposits at quarter-end were $2,851,000 lower, compared to December 31, 1995. Time deposits increased $5,146,000 over year-end 1995 levels, offsetting a decline in savings deposits of $1,095,000. During the first nine months of 1996, customers continued to shift their funds from savings to time deposits to take advantage of higher rates. The average rate paid on savings and time deposits for this period was 2.94% and 4.90%, respectively.

         The following table presents the distribution of the Bank's deposit accounts for the dates indicated.


---------------------------------------------------------------------------------------------------------------------------
                                      September 30, 1996             December 31, 1995               September 30, 1995
                                 --------------------------      -------------------------       --------------------------
                                     Balance           %            Balance            %          Balance             %
---------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand       $ 58,529,000          22.3%     $ 66,331,000          24.7%     $ 61,147,000          23.3%
Interest-bearing demand            26,465,000          10.1        29,316,000          10.9        27,819,000          10.6
Savings                           112,642,000          42.9       113,737,000          42.3       111,914,000          42.8
Time                               64,667,000          24.7        59,521,000          22.1        61,071,000          23.3
                                 ------------         -----      ------------         -----      ------------         -----
    Total deposits               $262,303,000         100.0%     $268,905,000         100.0%     $261,951,000         100.0%
                                 ============         =====      ============         =====      ============         =====
---------------------------------------------------------------------------------------------------------------------------


         Included in time deposits are certificates of deposits ("CD") purchased by the State of Hawaii, its counties and other government agencies. Historically, these CDs have been a stable source of funds for the Bank and are considered to be core deposits. At September 30, 1996, December 31, 1995, and September 30, 1995, public time deposits totaled $31,321,000, $30,197,000, and $29,934,000, respectively, representing 11.9%, 11.2%, and 11.4% of the Bank's total deposits.

Investment Securities

         Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury, other U.S. government agencies, and State and local government units. The Bank is also a stockholder in the Federal Reserve Bank and the Federal Home Loan Bank of Seattle. The Bank has no derivative securities, such as collateralized mortgage obligations or stripped mortgage-backed securities.

         At September 30, 1996, the book and fair value of the held-to-maturity portfolio was $48,981,000 and $48,921,000, respectively. As of the same date, the book and fair value of the available-for-sale portfolio was $1,493,000. The Bank had no trading securities as of September 30, 1996. During the first nine months of 1996, there were no sales or transfers of investment securities between the held-to-maturity, available-for-sale or trading categories.

Loan Portfolio and Loan Concentrations

         At September 30, 1996, loans and leases were $202,444,000, a decrease of $10,650,000 or 5.0% from year-end 1995 and $11,944,000 or 5.6% from September
30, 1995. The decline was primarily centered in the real estate and commercial and industrial loan portfolios where payoffs and sales exceeded originations. Loan demand remained weak due to Hawaii's slow economic recovery. The Bank had no significant concentrations of credit with any individual party; however, its lending was concentrated on the island of Oahu.

         The following table presents the composition of the Bank's loan and lease portfolio at the dates indicated.


--------------------------------------------------------------------------------------------------------------
                                September 30, 1996           December 31, 1995            September 30, 1995
                              -----------------------     -----------------------      -----------------------
                                  Balance        %             Balance        %             Balance        %
--------------------------------------------------------------------------------------------------------------
Real estate
     Family residential       $103,366,000       51.1%     $106,200,000      49.9%     $106,433,000       49.6%
     Construction                2,818,000        1.4         4,558,000       2.1         4,846,000        2.3
     Commercial property        24,505,000       12.1        27,647,000      13.0        28,198,000       13.2
                              ------------      -----      ------------     -----      ------------      -----
         Total                 130,689,000       64.6       138,405,000      65.0       139,477,000       65.1
Commercial & industrial         63,094,000       31.2        66,021,000      31.0        66,107,000       30.8
Consumer                         7,513,000        3.7         7,255,000       3.4         7,141,000        3.3
All other loans                    272,000        0.1           248,000       0.1           543,000        0.3
Direct financing leases            876,000        0.4         1,165,000       0.5         1,120,000        0.5
                              ------------      -----      ------------     -----      ------------      -----
         Total                $202,444,000      100.0%     $213,094,000     100.0%     $214,388,000      100.0%
                              ============      =====      ============     =====      ============      =====
--------------------------------------------------------------------------------------------------------------


Loan Portfolio Risk Elements and Other Real Estate Owned

         Noncurrent loans and leases consist of loans and leases that are past due for 90 days or more and still accruing interest and loans and leases on nonaccrual status. Most of the credits in this category are collateralized by real estate. At September 30, 1996, noncurrent loans and leases decreased to $3,753,000, representing 1.9% of loans and leases outstanding, compared to $6,620,000 or 3.1% at December 31, 1995 and $7,171,000 or 3.3% at September 30,
1995. The improvement was attributable to the sale at par of a 99.996% participation in a nonaccrual loan with an unpaid principal balance of $2,673,000 in the first quarter. The loan was repaid on July 2, 1996. There were no restructured loans or leases at quarter-end.

         Other real estate owned ("OREO"), which is included in other assets, increased from $1,162,000 at December 31, 1995 to $1,355,000 at September 30, 1996. The OREO portfolio consisted of a commercial property, a single-family residence and two residential condominiums at quarter-end. The commercial property generates a positive cash flow. The single-family residence was sold for $150,000 under an agreement of sale. The two condominiums are in the process of being prepared for sale or rent. At September 30, 1996, the market values of the properties in OREO, less estimated selling costs, exceeded their respective carrying values. There was no activity in the reserve for the quarter.

         The following table presents information on noncurrent loans and leases and OREO for the dates indicated:

-----------------------------------------------------------------------------------
                                      September 30     December 31     September 30
                                          1996            1995            1995
-----------------------------------------------------------------------------------
Noncurrent
    Past due 90 days or more           $  119,000      $  414,000       $  597,000
    Nonaccrual                          3,634,000       6,206,000        6,574,000
                                       ----------      ----------       ----------
         Total                         $3,753,000      $6,620,000       $7,171,000
                                       ==========      ==========       ==========
OREO                                   $1,355,000      $1,162,000       $1,163,000
                                       ==========      ==========       ==========

Note:    Impaired loans are included in nonaccrual loans and leases.
-----------------------------------------------------------------------------------



Provision and Allowance for Loan and Lease Losses

         During the three and nine months ended September 30, 1996, the Bank provided $180,000 and $630,000, respectively, for possible loan and lease losses, compared to $150,000 and $450,000 for the three and nine months ended September 30, 1995.

         Gross charge-offs for the quarter were $225,000, bringing year-to-date charge-offs to $842,000. Of the losses this year, more than half were attributable to one loan. Comparatively, for all of 1995, gross charge-offs were $1,104,000. In July 1996, a nonaccrual loan was repaid generating net proceeds of $545,000 which were credited to the allowance for loan and lease losses as a recovery of an amount previously charged-off in 1995. The collection of this loan resulted in net recoveries of $331,000 for the quarter and net charge-offs of $162,000 for the year-to-date. Net charge-offs for the comparable periods in 1995 were $84,000 and $243,000, respectively. The annualized ratio of net charge-offs to average loans and leases for the year-to-date was 0.10%, compared to 0.15% for the same period last year.

         At September 30, 1996, the allowance for loan and lease losses stood at $3,564,000, compared to $3,096,000 at December 31, 1995 and $3,628,000 at
September 30, 1995. The ratio of the allowance to total loans and leases was 1.8%, 1.5% and 1.7% at September 30, 1996, December 31, 1995 and September 30, 1995, respectively. While the reserve measured 0.95 times noncurrent loans and leases at quarter-end, in the opinion of management, it remained at a sufficient level to absorb potential losses. As noted earlier, most of the credits in the noncurrent category are collateralized by real estate.

Liquidity

         The Bank has adequate liquidity to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs and meet obligations and commitments on a timely basis. The Bank has no brokered deposits. It has generally been a net seller of federal funds.

An additional source of liquidity is provided through a line of credit with the Federal Home Loan Bank of Seattle ("FHLB") which enables the Bank to borrow up to 10% of its total assets. Included in this facility is a cash management agreement line of 5%. During the first nine months of 1996, there were no FHLB borrowings or federal funds purchased.

         Net cash provided by operating activities for the nine months ended September 30, 1996 was $2,404,000. Net cash provided by investing activities was $7,412,000, largely due to sales and a net decrease in loans and leases. Net cash used in financing activities was $8,113,000, due primarily to a net outflow in demand and savings deposits, partly offset by a net increase in time deposits.

Shareholders' Equity and Capital Resources

         Shareholders' equity totaled $27,530,000 at September 30, 1996, an increase of $337,000 or 1.2% from December 31, 1995 and $649,000 or 2.4% from September 30, 1995. The growth in equity was achieved through retention of earnings after payment of cash dividends of $106,650 in the first quarter of 1996. Book value per share increased from $37.81 at September 30, 1995 to $38.25 at December 31, 1995 and to $38.72 at September 30, 1996.

         In order to be considered well-capitalized by the bank regulatory agencies, an institution must have at minimum a 5.0% leverage ratio, a Tier 1 risk-based capital ratio of 6.0% and a total capital ratio of 10.0%. The Company's leverage ratio was 9.38% at September 30, 1996, 9.21% at December 31, 1995, and 9.22% at September 30, 1995. At September 30, 1996, the Company's Tier 1 and total capital ratios were 14.06% and 15.32%, respectively, compared to 13.10% and 14.36% at December 31, 1995, and 12.95% and 14.21% at September 30,
1995.

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

                                             HAWAII NATIONAL BANCSHARES, INC.
                                                    (Registrant)

Date    November 8, 1996                  By       /s/Warren K.K. Luke
                                              -----------------------------
                                                    Warren K.K. Luke
                                                      President

Date    November 8, 1996                  By     /s/Ernest T. Murata
                                              -----------------------------
                                                  Ernest T. Murata
                                               Vice President, Treasurer,
                                                Assistant Secretary and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number                      Description
--------------                      -----------

     27                        Financial Data Schedule