Form 10-Q/A
period 1996-06-30
HAWAII NATIONAL BANCSHARES INC
filed 1996-11-14
CIK 805304

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended June 30, 1996

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to _______________

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

Common Stock, $1 Par Value; outstanding at June 30, 1996 - 711,000 shares

                                TABLE OF CONTENTS

                                                                        Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

           Consolidated Balance Sheets - June 30, 1996,
            December 31, 1995 and June 30, 1995 (Unaudited) . . . . . . .  3

           Consolidated Statements of Income - Three and six months
            ended June 30, 1996 and 1995 (Unaudited)  . . . . . . . . . .  4

           Consolidated Statements of Cash Flows - Six months
            ended June 30, 1996 and 1995 (Unaudited)  . . . . . . . . . .  5

           Notes to Consolidated Financial Statements (Unaudited) . . . .  6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . .  7

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . 14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               JUNE 30, 1996, DECEMBER 31, 1995 AND JUNE 30, 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                JUNE 30,      DECEMBER 31,      JUNE 30,
                                                                  1996            1995            1995
                                                                --------      ------------      --------
ASSETS:
        Cash and due from banks                                 $ 17,680        $ 18,908        $ 21,875
        Federal funds sold                                        11,000          13,750           4,750
        Investment securities
           Held-to-maturity (fair value of $46,784,
              $46,165 and $44,895, respectively)                  46,988          45,993          44,934
           Available-for-sale                                      1,497           1,497           1,497
        Loans and leases                                         205,208         213,094         213,178
           Less allowance for possible loan and lease
              losses (note 2)                                      3,053           3,096           3,562
                                                                --------        --------        --------
                                                                 202,155         209,998         209,616
        Premises and equipment                                     3,995           4,189           4,278
        Other assets                                               5,020           5,255           5,002
                                                                --------        --------        --------
                Total assets                                    $288,335        $299,590        $291,952
                                                                ========        ========        ========
LIABILITIES:
        Deposits -
           Demand                                               $ 84,821        $ 95,847        $ 91,374
           Savings                                               109,971         113,737         112,181
           Time                                                   63,906          59,521          59,158
                                                                --------        --------        --------
                Total deposits                                   258,698         266,905         262,713

        Short-term borrowings                                      1,000             903           1,000
        Other liabilities                                          1,249           2,589           1,592
                                                                --------        --------        --------
                Total liabilities                                260,947         272,397         265,305

SHAREHOLDERS' EQUITY (NOTE 3):
        Common stock, par value $1 per share;
        Authorized - 10,000,000 shares
        Issued and outstanding - 711,000 shares                      711             711             711
        Capital in excess of par value                            12,148          12,148          12,136
        Retained earnings                                         14,529          14,334          13,800
                                                                --------        --------        --------
                Total shareholders' equity                        27,388          27,193          26,647
                                                                --------        --------        --------
                Total liabilities and shareholders' equity      $288,335        $299,590        $291,952
                                                                ========        ========        ========

               The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           For the three and six months ended June 30, 1996 and 1995
                     (in thousands, except per share data)


                                           Three months ended          Six months ended
                                                  June 30                   June 30
                                           ------------------          -----------------
                                             1996       1995             1996     1995
                                           -------    -------          -------   -------
Interest Income:
   Interest and fees on loans               $4,657     $5,064          $ 9,483   $ 9,914
   Interest on direct financing leases          27         32               55        63
   Interest on Federal funds sold              207        125              376       177
   Interest on Investment securities--
      Taxable                                  653        564            1,297     1,111
      Exempt from Federal income tax            19         19               38        38
                                           -------    -------          -------   -------
         Total interest income               5,563      5,804           11,249    11,303
                                           -------    -------          -------   -------

Interest Expense:
   Deposits                                  1,707      1,734            3,464     3,307
   Federal funds purchased                      --          9               --        23
   Short-term borrowings                        10         74               20       109
                                           -------    -------          -------   -------
         Total interest expense              1,717      1,817            3,484     3,439
                                           -------    -------          -------   -------
         Net interest income                 3,846      3,987            7,765     7,864

Provision for Loan and Lease Losses
   (note 2)                                    225        150              450       300
                                           -------    -------          -------   -------
         Net interest income after
           provision for loan and lease
           losses                            3,621      3,837            7,315     7,564
                                           -------    -------          -------   -------

Other Income:
   Service charges on deposit accounts         277        264              548       523
   Other service charges, collection and
      exchange charges, commissions and
      fees                                     507        454              938       927
                                           -------    -------          -------   -------
                                               784        718            1,486     1,450
                                           -------    -------          -------   -------

Other Expenses:
   Salaries and employee benefits            2,087      2,000            4,137     3,966
   Occupancy expense of bank premises        1,073      1,021            2,159     2,055
   Other operating expenses                  1,068      1,119            2,035     2,181
                                           -------    -------          -------   -------
                                             4,228      4,140            8,331     8,202
                                           -------    -------          -------   -------
         Income before income taxes            177        415              470       812

Income Tax Provision                            61        155              168       302
                                           -------    -------          -------   -------
Net Income                                  $  116     $  260          $   302   $   510
                                           =======    =======          =======   =======

Per Share Data:
   Net income                               $ 0.16     $ 0.37          $  0.42   $  0.72
   Cash dividend                            $ 0.00     $ 0.00          $  0.15   $  0.15
   Average shares outstanding              711,000    711,000          711,000   711,000

The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                For the six months ended June 30, 1996 and 1995
                                (in thousands)

               Increase (Decrease) in Cash and Cash Equivalents

                                                                                            Six Months Ended
                                                                                                June 30
                                                                                        ------------------------
                                                                                          1996            1995
                                                                                        --------       ---------
Cash flows from operating activities:
  Interest and fees received........................................................    $ 10,978        $ 11,086
  Interest paid.....................................................................      (3,560)         (3,334)
  Service charges, collection and exchange charges, commission and fees received....       1,486           1,450
  Cash paid to suppliers and employees..............................................      (7,407)         (8,086)
  Income taxes paid.................................................................         (93)           (343)
                                                                                        --------        --------
    Net cash provided by operating activities.......................................       1,404             773
                                                                                        --------        --------
Cash flows from investing activities:
  Proceeds from maturity of investment securities held-to-maturity..................      15,007          10,110
  Purchase of investment securities held-to-maturity................................     (16,002)        (10,113)
  Purchase of investment securities availabe-for-sale...............................          --              (8)
  Net decrease in loans and leases made to customers................................       2,285           4,224
  Proceeds from sale of loans.......................................................       5,319              --
  Capital expenditures..............................................................         (83)           (278)
  Proceeds from sale of equipment...................................................           3             153
  Purchase of other real estate owned...............................................        (194)             --
                                                                                        --------        --------
    Net cash provided by investing activities.......................................       6,335           4,088
                                                                                        --------        --------
Cash flows from financing activities:
  Net decrease in demand deposits and savings accounts..............................     (16,092)         (5,221)
  Net increase in time deposits.....................................................       4,385           6,962
  Proceeds from FHLB of Seattle borrowing...........................................          --           4,000
  Repayment of FHLB of Seattle borrowing.............................................         --          (4,000)
  Net increase in short-term borrowings.............................................          97              --
  Net decrease in Federal funds purchased...........................................          --            (460)
  Dividends paid....................................................................        (107)           (107)
                                                                                        --------        --------
    Net cash provided by (used in) financing activities.............................     (11,717)          1,154
                                                                                        --------        --------
Net increase (decrease) in cash and cash equivalents................................      (3,978)          6,015
Cash and cash equivalents at beginning of period....................................      32,658          20,610
                                                                                        --------        --------
Cash and cash equivalents at end of period..........................................     $28,680         $26,625
                                                                                        ========        ========
Reconciliation of Net Income to Net Cash Provided By Operating Activities:
  Net income........................................................................     $   302         $   510
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation on bank premises and equipment.....................................         274             236
    Provision for loan and lease losses.............................................         450             300
    Amortization of deferred loan fees..............................................        (211)           (147)
    Changes in --
      Interest receivable...........................................................         (60)            (70)
      Interest payable..............................................................         (76)            105
      Taxes payable.................................................................          75             (41)
      Other assets..................................................................         489             (88)
      Other liabilities.............................................................         161             (32)
                                                                                        --------        --------
Net cash provided by operating activities...........................................     $ 1,404         $   773
                                                                                        ========        ========
Supplemental schedule of noncash investing and financing activities:
  Transfer from loans to real estate acquired through foreclosure...................     $   175              --
                                                                                        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results anticipated for the year ending December 31, 1996. For additional information, refer to the consolidated financial statements and footnotes thereto included in Hawaii National Bancshares, Inc.'s annual report on Form 10-K for the year ended December 31, 1995.

2.  Allowance for Possible Loan and Lease Losses

                                       Three Months Ended        Six Months Ended
                                            June 30                   June 30
                                       ------------------        -----------------
(In thousands)                          1996        1995          1996        1995
--------------                         ------      ------        ------      ------
Balance, beginning of period           $3,037      $3,453        $3,096      $3,421

Provision charged to operations           225         150           450         300

Loans and leases charged-off             (277)        (49)         (617)       (176)
Recoveries on loans and leases
  previously charged-off                   66           8           124          17
                                       ------      ------        ------      ------
       Net charge-offs                   (209)        (41)         (493)       (159)
                                       ------      ------        ------      ------

Balance, end of period                 $3,053      $3,562        $3,053      $3,562
                                       ======      ======        ======      ======

The following table presents information on the recorded investment in impaired loans for the dates indicated:


                                                            June 30   December 31   June 30
(In thousands)                                                1996       1995         1995
--------------                                               ------     ------       ------
Impaired loans for which there is a related allowance        $  954      $1,451      $1,573
Impaired loans for which there is no related allowance        2,125       4,633         974
                                                             ------      ------      ------
    Total recorded investment                                $3,079      $6,084      $2,547
                                                             ======      ======      ======

The average recorded investment in impaired loans for the three and six months ended June 30, 1996 was $2,725,000 and $2,676,000, respectively, compared to $2,007,000 and $1,659,000 for the same periods in 1995. Interest income on impaired loans is recognized in accordance with the Company's nonaccrual loan policy. There was no interest income recognized in impaired loans in any of the previously mentioned periods.

3.  Statement of Changes in Shareholders' Equity

                                       Three Months Ended        Six Months Ended
                                            June 30                   June 30
                                       ------------------        -----------------
(In thousands)                          1996        1995          1996        1995
--------------                         ------      ------        ------      ------
Balance, beginning of period          $27,272     $26,387        $27,193    $26,244

Net income                                116         260            302        510
Cash dividends                             --          --           (107)      (107)
                                      -------     -------        -------    -------
Balance, end of period                $27,388     $26,647        $27,388    $26,647
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

ECONOMIC OUTLOOK

        While the visitor industry has progressed, the improvement in this sector has not yet spread to the rest of Hawaii's economy which continues to struggle. According to the U.S. Commerce Department, personal income in Hawaii grew at the fifth slowest rate in the nation during the first quarter of 1996. The unemployment rate in Hawaii climbed to a 2-year high of 6.8% in June, topping the national rate of 5.3%. Foreclosure and bankruptcy filings increased 42% and 49%, respectively, in the first six months of 1996, compared to the first six months of 1995. Sales of existing single-family homes on Oahu increased 12.2% in the first half of 1996, compared to the same period a year ago. Condominium sales for the year-to-date were 8.6% below the level recorded for the comparable period in 1995. The median price for a single-family home on Oahu in June was $327,500, a 4.8% drop from the $344,000 June 1995 median. The condominium median in June was $181,000, down slightly from $182,000 a year earlier.

HIGHLIGHTS

        The Company reported net income of $116,000, or $0.16 per share, for the three months ended June 30, 1996, compared to $260,000, or $0.37 per share, for the same period last year. Year-to-date earnings were $302,000, or $0.42 per share, compared to $510,000 or $0.72 per share, for the first half of 1995. The decline for the quarter and year-to-date was primarily due to a decrease in net interest income and an increase in the provision for loan and lease losses, partly offset by a reduction in Federal Deposit Insurance Corporation ("FDIC") insurance premiums.

        Net charge-offs for the quarter were $209,000, bringing the total for the year-to-date to $493,000. Net charge-offs for the comparable periods in 1995 were $41,000 and $159,000, respectively. Noncurrent loans and leases declined to $4,176,000 at June 30, 1996, 37% below the level reported at year-end 1995. The improvement was attributable to the sale in the first quarter of a 99.996% participation in a nonaccrual loan with an unpaid principal balance of $2,673,000. Subsequent to quarter-end, the loan was repaid generating net proceeds of $545,000 which were credited to the allowance for loan and lease losses as a recovery of an amount previously charged-off in 1995.

        At June 30, 1996, total assets were $288,335,000, representing a decrease of $11,255,000 from December 31, 1995. Loans and leases declined by $7,886,000 and total deposits were lower by $10,207,000, compared to year-end 1995. Shareholders' equity grew to $27,388,000 at June 30, 1996. Book value per share rose from $38.25 at December 31, 1995 to $38.52 at June 30, 1996. Leverage and risk-based capital ratios continued to exceed regulatory requirements by a substantial margin.

RESULTS OF OPERATIONS

Net Interest Income

        Net interest income for the three and six months ended June 30, 1996 decreased $141,000 or 3.5% and $99,000 or 1.3%, respectively, from the comparable period in 1995. The decline was primarily due to a compression in net interest margin. Net interest margin for the second quarter of 1996 was 5.70%, compared to 5.90% for the same period last year. For the year-to-date, net interest margin was 5.77%, a decrease from the 5.92% reported for the same period in 1995.

        Interest income for the three and six months ended June 30, 1996 decreased $241,000 or 4.2% and $54,000 or 0.5%, respectively, compared to the same periods last year. The decline was primarily due to a decrease in yield which resulted from lower market interest rates, weak loan demand and an increase in nonaccrual loans and leases. The average yield on interest-earning assets for the quarter and year-to-date was 8.25% and 8.36%, respectively, compared to 8.59% and 8.50% for the same periods in 1995.

        Interest expense for the three and six months ended June 30, 1996 decreased $100,000 or 5.5% and increased $45,000 or 1.3%, respectively, versus the same periods a year earlier. The improvement in the quarter was primarily due to a lower average cost of deposits and a lower average balance of short-term borrowings. The year-to-date increase was attributable to a higher average cost of deposits and a higher average deposit balance. The average cost of funds for the quarter and year-to-date was 3.36% and 3.41%, respectively, compared to 3.53% and 3.39% for the same periods in 1995.

Other Income and Expenses

        Other income for the three and six months ended June 30, 1996 increased $66,000 or 9.2% and $36,000 or 2.5%, respectively, compared to the same periods in the prior year. The improved results were primarily due to the collection of rental income on other real estate owned.

        Other expenses consist of salaries and employee benefits, occupancy expense and other operating expenses. For the three and six months ended June 30, 1996, other expenses increased $88,000 or 2.1% and $129,000 or 1.6%, respectively, compared to the same periods last year.

        Salaries and employee benefits for the three and six months ended June 30, 1996 increased $87,000 or 4.4% and $171,000 or 4.3%, respectively, over the same periods a year earlier. The growth in this category reflected normal merit and inflationary adjustments which were adopted to keep the Bank's salary and benefit packages competitive.

        Occupancy expenses for the three and six months ended June 30, 1996 rose $52,000 and $104,000, respectively, from the comparable period in 1995.
The increase of 5.1% for the quarter and year-to-date was primarily attributable to the opening of two new branches on Maui which were previously operated by the former Bank USA, N.A.

        Other operating expenses for the three and six months ended June 30, 1996 declined $51,000 or 4.6% and $146,000 or 6.7%, respectively, compared to same periods a year ago. The decrease was primarily due to a reduction in FDIC insurance premiums. Effective January 1, 1996, the premiums that banks pay for deposit insurance were lowered from a range of $0.23 to $0.31 per $100 of deposits to a wider range of $0.00 to $0.27. The actual rate assessed each bank continued to be contingent upon its capital adequacy and risk classification. Well-capitalized and well-managed banks that qualify for the zero premium rate are still required to pay the legal minimum of $2,000 per year. Also included in other expenses are data processing fees paid to Computer Systems International, Ltd. ("CSI"), a company formed to provide computer services to financial institutions including the Bank. An affiliate of a director and the Bank each own a 50% interest in this bank service corporation. Data processing fees paid to CSI amounted to $355,364 and $340,594 for the first half of 1996 and 1995, respectively.

Income Taxes

        The Company's effective income tax rate for the three and six months ended June 30, 1996 was 34.5% and 35.7%, respectively, compared to 37.4% and 37.2% for the same periods last year. The decline was attributable to a decrease in taxable income while tax exempt income from investment securities has remained constant.

FINANCIAL CONDITION

Deposits

        At June 30, 1996, total deposits were $258,698,000, compared to $268,905,000 at December 31, 1995, and $262,713,000 at June 30, 1995.
Noninterest-bearing demand deposits ended the quarter $9,345,000 below the balance reported at year-end 1995. The decline was primarily due to an outflow of escrow funds in the first quarter. Interest-bearing demand deposits at quarter-end were $1,481,000 lower, compared to December 31, 1995. Time deposits increased $4,385,000 over year-end 1995 levels, offsetting a decline in savings deposits of $3,766,000. During the first six months of 1996, customers continued to shift their funds from savings to time deposits to take advantage of higher rates. The average rate paid on savings and time deposits for the first half of 1996 was 2.95% and 4.96%, respectively.

        The following table presents the distribution of the Bank's deposit accounts for the dates indicated.


                                      June 30, 1996             December 31, 1995            June 30, 1995
                                 ----------------------       ----------------------      ----------------------
                                    Balance          %          Balance          %          Balance          %
                                 ------------     -----       ------------     -----      ------------     -----
Noninterest-bearing demand       $ 56,986,000      22.0%      $ 66,331,000      24.7%     $ 61,158,000      23.3%

Interest-bearing demand            27,835,000      10.8         29,316,000      10.9        30,216,000      11.5

Savings                           109,971,000      42.5        113,737,000      42.3       112,181,000      42.7

Time                               63,906,000      24.7         59,521,000      22.1        59,158,000      22.5
                                 ------------     -----       ------------     -----      ------------     -----
    Total deposits               $258,698,000     100.0%      $268,905,000     100.0%     $262,713,000     100.0%
                                 ============     =====       ============     =====      ============     =====

        Included in time deposits are certificates of deposits ("CD") purchased by the State of Hawaii, its counties and other government agencies. Historically, these CDs have been a stable source of funds for the Bank and are considered to be core deposits. At June 30, 1996, December 31, 1995 and June 30, 1995, public time deposits totaled $30,925,000, $30,197,000, and
$28,513,000, respectively, representing 12.0%, 11.2%, and 10.9% of the Bank's total deposits.

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

        At June 30, 1996, the book and fair value of the held-to-maturity portfolio was $46,988,000 and $46,784,000, respectively. As of the same date, the book and fair value of the available-for-sale portfolio was $1,497,000. The Bank had no trading securities as of June 30, 1996. During the first six months of 1996, there were no sales or transfers of investment securities between the held-to-maturity, available-for-sale or trading categories.

Loan Portfolio and Loan Concentrations

        At June 30, 1996, the loans and leases were $205,208,000, a decrease of $7,886,000 or 3.7% from year-end 1995 and $7,970,000 or 3.7% from June 30,
1995. The decline from year-end 1995 was primarily due to payoffs and sales which exceeded originations. The Bank had no significant concentrations of credit with any individual party; however, its lending was concentrated on the island of Oahu.

        The following table presents the composition of the Bank's loan and lease portfolio at the dates indicated.


                                      June 30, 1996             December 31, 1995            June 30, 1995
                                 ----------------------       ----------------------      ----------------------
                                    Balance          %          Balance          %          Balance          %
                                 ------------     -----       ------------     -----      ------------     -----
Real estate
   Family residential            $104,075,000      50.7%      $106,200,000      49.9%     $108,975,000      51.1%
   Construction                     2,344,000       1.1          4,558,000       2.1         4,278,000       2.0
   Commercial property             26,616,000      13.0         27,647,000      13.0        26,626,000      12.5
                                 ------------     -----       ------------     -----      ------------     -----
        Total                     133,035,000      64.8        138,405,000      65.0       139,879,000      65.6
Commercial & industrial            63,332,000      30.9         66,021,000      31.0        64,876,000      30.4
Consumer                            7,577,000       3.7          7,255,000       3.4         6,779,000       3.2
All other loans                       265,000       0.1            248,000       0.1           389,000       0.2
Direct financing leases               999,000       0.5          1,165,000       0.5         1,255,000       0.6
                                 ------------     -----       ------------     -----      ------------     -----
        Total                    $205,208,000     100.0%      $213,094,000     100.0%     $213,178,000     100.0%
                                 ============     =====       ============     =====      ============     =====

Loan Portfolio Risk Elements and Other Real Estate Owned

        Noncurrent loans and leases consist of loans and leases that are past due for 90 days or more and still accruing interest and loans and leases on nonaccrual status. Most of the credits in this category are collateralized by real estate. At June 30, 1996, noncurrent loans and leases decreased to $4,176,000, representing 2.0% of loans and leases outstanding, compared to $6,620,000 or 3.1% at December 31, 1995 and $2,919,000 or 1.4% at June 30,
1995. The improvement was attributable to the sale at par of a 99.996% participation in a nonaccrual loan with an unpaid principal balance of $2,673,000 in the first quarter. The loan was repaid on July 2, 1996. There were no restructured loans or leases at quarter-end.

        Other real estate owned ("OREO"), which is included in other assets, increased from $938,000 at June 30, 1995 to $1,162,000 at December 31, 1995 and to $1,356,000 at June 30, 1996. The OREO portfolio consisted of a commercial property, a single-family residence and two residential condominiums at quarter-end. The commercial property generates a positive cash flow. The single-family residence was sold for $150,000 under an agreement of sale. The two condominiums are in the process of being prepared for sale or rent. At June 30, 1996, the market values of the properties in OREO, less estimated selling costs, exceeded their respective carrying values. There was no activity in the reserve for the quarter.

        The following table presents information on noncurrent loans and leases and OREO for the dates indicated:

                                          June 30              December 31               June 30
                                            1996                   1995                    1995
                                         ----------            -----------             -----------
Noncurrent
  Past due 90 days or more............   $1,008,000             $  414,000              $  337,000
  Nonaccrual..........................    3,168,000              6,206,000               2,582,000
                                         ----------             ----------              ----------
    Total.............................   $4,176,000             $6,620,000              $2,919,000
                                         ==========             ==========              ==========
OREO                                     $1,356,000             $1,162,000              $  938,000
                                         ==========             ==========              ==========

Note:  Impaired loans are included in nonaccrual loans and leases.


Provision and Allowance for Loan and Lease Losses

        During the three and six months ended June 30, 1996, the Bank provided $225,000 and $450,000, respectively, for possible loan and lease losses, compared to $150,000 and $300,000 for the three and six months ended June 30, 1995.

        Net charge-offs for the quarter and year-to-date were $209,000 and $493,000, respectively, compared to $41,000 and $159,000 for the same periods in 1995. Seventy-two percent of the Bank's losses for the first half of this year were attributable to one commercial credit. The annualized ratio of net charge-offs to average loans and leases for the year-to-date was 0.47%, compared to 0.15% for the same period last year.

        At June 30, 1996, the allowance for loan and lease losses stood at $3,053,000, compared to $3,096,000 at December 31, 1995 and $3,562,000 at June
30, 1995. The ratio of the allowance to total loans and leases outstanding was 1.5%, 1.5% and 1.7% at June 30, 1996, December 31, 1995 and June 30, 1995,
respectively. While the reserve measured 0.73 times noncurrent loans and leases at quarter-end, in the opinion of management, it remained at a sufficient level to absorb potential losses. As noted earlier, most of the credits in the noncurrent category are collateralized by real estate.

        On July 2, 1996, a nonaccrual loan was repaid generating net proceeds of $545,000 which were credited to the allowance for loan and lease losses as a recovery of an amount previously charged-off in 1995.

Liquidity

        The Bank has adequate liquidity to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs and meet obligations and commitments on a timely basis. The Bank has no brokered deposits. It has generally been a net seller of federal funds. An additional source of liquidity is provided through a line of credit with the Federal Home Loan Bank of Seattle ("FHLB") which enables the Bank to borrow up to 10% of its total assets. Included in this facility is a cash management agreement line of 5%. During the first half of 1996, there were no FHLB borrowings or federal funds purchased.

     For the first six months of 1996, net cash provided by operating activities was $1,404,000. Net cash provided by investing activities was $6,335,000, largely due to sales and payoffs of loans and leases. Net cash used in financing activities was $11,717,000, due primarily to a net outflow in demand and savings deposits, partly offset by an increase in time deposits.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

     Shareholders' equity totaled $27,388,000 at June 30, 1996, an increase of $195,000 or 0.7% from December 31, 1995 and $741,000 or 2.8% from June 30, 1995.
The growth in equity was achieved through retention of earnings after payment of cash dividends of $106,650 in the first quarter of 1996. Book value per share increased from $37.48 at June 30, 1995 to $38.25 at December 31, 1995 and to $38.52 at June 30, 1996.

     In order to be considered well-capitalized by the bank regulatory agencies, an institution must have at minimum a 5.0% leverage ratio, a Tier 1 risk-based capital ratio of 6.0% and a total capital ratio of 10.0%. The Company's leverage ratio was 9.41% at June 30, 1996, 9.21% at December 31, 1995, and 9.15% at June 30, 1995. At June 30, 1996, the Company's Tier 1 and total capital ratios were 13.90% and 15.16%, respectively, compared to 13.10% and 14.36% at December 31, 1995, and 12.78% and 14.04% at June 30, 1995.

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

                          PART II.  OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of shareholders held on April 16, 1996, the shareholders voted on the election of five persons to serve as directors for the ensuing year. The table below sets forth the names of the directors elected at the meeting, as well as the number of votes cast for, against or withheld, for each of the directors nominated. There were no abstentions or unvoted shares.

                                                           VOTES
                                                --------------------------
                                                                AGAINST OR
              NAME                                FOR            WITHHELD
              ----                              -------         ----------
        K. J. Luke                              639,898             113
        Warren K. K. Luke                       639,898             113
        Gordon J. Mau                           639,898             113
        Tam Tek Lum                             639,898             113
        Arthur S. K. Fong                       639,898             113

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

                                HAWAII NATIONAL BANCSHARES, INC.
                                          (Registrant)


Date    August 6, 1996          By       /s/ Warren K. K. Luke
     --------------------          --------------------------------------
                                             Warren K. K. Luke
                                                 President


Date    August 6, 1996          By        /s/ Ernest T. Murata
     --------------------          --------------------------------------
                                              Ernest T. Murata
                                         Vice President, Treasurer,
                                           Assistant Secretary and
                                           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
      27                FINANCIAL DATA SCHEDULE