Form 10-K405
period 1996-12-31
HAWAII NATIONAL BANCSHARES INC
filed 1997-03-17
CIK 805304

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549

                                       FORM 10-K

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of Each Exchange on
             Title of Each Class                 on Which Registered
             -------------------              ------------------------
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

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997 was $3,262,521.

      The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1997 was:

                  Title of Class               Number of Shares Outstanding
                  --------------               ----------------------------
            Common Stock, $1 Par Value                711,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 15, 1997, are incorporated by reference under
Part III of this Report.

                                     PART I

ITEM 1.     BUSINESS

DESCRIPTION OF BUSINESS

      Hawaii National Bancshares, Inc. ("Bancshares"), whose principal office is maintained at 45 North King Street, Honolulu, Hawaii, is a Hawaii corporation. Bancshares is a bank holding company whose wholly-owned subsidiary is Hawaii National Bank ("HNB" or the "Bank"), a national banking association.

      The main office of the Bank is also located at 45 North King Street, Honolulu, Hawaii. While the Bank's customer base covers the entire State of Hawaii, the principal market areas are the county of Honolulu on the island of Oahu, which currently is served by nine of the Bank's branches; the county of Hawaii, which is served by a branch in Hilo; and the county of Maui, which is served by branches in Kahului and Kihei. The area of the county of Hawaii served by the Bank's Hilo branch includes the area from the ocean to Haihai to Komohana and Waianuenue The area of the county of Maui served by the Bank's Kahului and Kihei branches is located in the Wailuku, Kahului and Kihei corridor. In 1997, the Bank anticipates opening a branch in Pearl City, Oahu. (See ITEM 2. Properties).

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

      HNB's ability to extend its existing branch banking system is subject to approval by the Office of Comptroller of the Currency ("OCC") in compliance with applicable Hawaii law. Currently, Hawaii law generally permits a bank to branch anywhere in the State. Recent federal legislation designed to expand interstate branching and relax federal restrictions on interstate banking will continue to be phased in over the next few months and may expand opportunities for bank holding companies. Hawaii has adopted legislation effective June 1, 1997 which generally permits interstate mergers, subject to certain restrictions. For a more detailed discussion of this federal legislation and Hawaii's response, see the discussion following under the heading "Supervision and Regulation - Bank -Recent Federal Banking Legislation - Interstate Banking and Branching."

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

      As of December 31, 1996, HNB, with $264,170,000 in deposits, $207,270,000 in loans, and $293,867,000 in total assets, ranked fifth among the six commercial banks in Hawaii.

EMPLOYEES

      On December 31, 1996, HNB had 221 full-time employees and 8 part-time employees. HNB considers its relations with its employees to be good.

SUPERVISION AND REGULATION

BANCSHARES

Introduction

      The following generally refers to certain significant statutes and regulations affecting the banking industry. These references are only intended to provide brief summaries and, therefore, are not complete and are qualified by the statutes and regulations referenced. In addition, due to the numerous statutes and regulations which apply to and regulate the operation of the banking industry, many are not referenced below.

General

      As a bank holding company, Bancshares is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places Bancshares under the supervision of the Board of Governors of the Federal Reserve System ("FRB"). In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking. Certain recent legislation designed to expand interstate branching and relax federal restrictions on interstate banking may expand opportunities for bank holding companies (for additional information see below under the heading "Bank - Recent Federal Banking Legislation - Interstate Banking and Branching"). However, the impact of this legislation on Bancshares is unclear at this time.

Holding Company Structure

      FRB Regulation. Bancshares must obtain the approval of the FRB: (1) before acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, it would own or control, directly or indirectly, more than 5% of the bank's voting shares; (2) before merging or consolidating with another bank holding company; and (3) before acquiring substantially all of the assets of any additional banks. Until September of 1995, the BHCA also prohibited the acquisition by Bancshares of any such interest in any bank or bank holding company located in a state other than Hawaii unless the laws of the state in which such bank was located expressly authorized such acquisition. Now, subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of an out-of-state bank without regard to whether the transaction is prohibited by the laws of any state.

      Bancshares files annual and quarterly reports and any other reports the FRB may require from time to time. In addition, the FRB periodically examines Bancshares and the Bank.

      Holding Company Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company other than a bank or a bank holding company, unless the FRB finds the company's business activities are incidental to the business of banking or managing or controlling banks. When making this determination, the FRB in part considers whether allowing a bank holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects. The FRB has by regulation found certain activities incidental to the business of banking. These activities include (1) operating an industrial loan company, industrial bank, savings association, mortgage company, finance company, trust company, credit card company or factoring company; (2) performing certain data processing operations; and (3) providing investment and financial advice. On the other hand, the FRB has concluded that certain other activities are not incidental to the business of banking. These activities include real estate brokerage and syndication, land development, property management, underwriting of life insurance not related to credit transactions and, with certain exceptions, securities underwriting and equity funding. From time to time, the FRB may add to or delete from the list of activities permissible for bank holding companies.

      Transactions With Affiliates. Bancshares and HNB are considered affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Section 23A of the Federal Reserve Act places limits on certain covered transactions. These covered transactions include, subject to specific exceptions, loans by bank subsidiaries to affiliates; investments by bank subsidiaries in securities issued by an affiliate or the accepting of those securities as collateral; and the purchase by a bank subsidiary of an affiliate's assets. Section 23B of the Federal Reserve Act, among other things, restricts an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable, to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies.

      Tie-In Arrangements. Bancshares and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancshares nor the Bank may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

      State Law Restrictions. As a corporation incorporated under Hawaii corporate laws, Bancshares may also be subject to certain limitations and restrictions as provided under applicable Hawaii laws.

      Securities Registration and Reporting. The common stock of Bancshares is registered as a class with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934. Thus, Bancshares is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by Bancshares under that Act can be inspected and copied at or obtained from the Washington, D.C., office of the SEC. In addition, the securities issued by Bancshares are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws, unless exemptions are available.

Control Transactions

      The Change in Bank Control Act of 1978, as amended, requires a person or group of persons acting in concert acquiring "control" of a bank holding company to provide the FRB with at least 60 days' advance written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to an additional 30 days. An acquisition may be completed before the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction.

      In addition, any "company" would be required to obtain the FRB's approval before acquiring 25% (5% if the company is a bank holding company) or more of the outstanding shares of Bancshares or otherwise obtaining control over Bancshares.

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

Regulation of National Banks

      HNB, as a national banking association, is subject to primary regulation and examination by the OCC. It is also subject to regulation by the FRB and, to a more limited extent, by the Federal Deposit Insurance Corporation ("FDIC"). Federal statutes and regulations which govern HNB's operations relate to required reserves against deposits, investments, loans, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches, and other aspects of its operations. The National Bank Act restricts HNB to performing commercial banking business and engaging in activities incidental to the business of banking and prohibits HNB from investing in equity securities, except in its fiduciary capacity. The OCC also may prohibit a national bank from engaging in activities it considers unsafe and unsound business practices.

Regulation of Management

      Federal law: (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Control of Financial Institutions

      No person may acquire "control" of a bank unless the appropriate federal agency has been given 60 days prior written notice and within that time the agency has not disapproved the acquisition. Substantial monetary penalties may be imposed for violation of the change in control or other provisions of banking laws.

Recent Federal Banking Legislation

      Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") generally will, over the next few months, permit nationwide interstate banking and branching. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks (effective as of September 29, 1995). Additionally, beginning June 1, 1997, the Interstate Act permits interstate bank mergers, subject to certain state laws, such as age and contingency laws, unless the home state of either merging bank has "opted-out" of these provisions by enacting "opt-out" legislation. States may also "opt-in" to these bank merger provisions early by enacting non-discriminatory "opting-in" legislation permitting interstate mergers within their own borders before June 1, 1997. The Interstate Act does allow states to impose certain conditions on interstate bank mergers within their borders; for example, states may require that the in-state merging bank exist for up to five years before the interstate merger. Under the Interstate Act, states may also "opt-in" to de novo branching, allowing out-of-state banks to establish de novo branches within the state.

      Legislation adopted in Hawaii in June of 1996, effective June 1, 1997, generally permits interstate mergers, subject to certain restrictions. Under this legislation, a Hawaii state bank must exist for at least five years before it can be acquired by an out-of-state bank. In addition, out-of-state banks that do not already operate a branch in Hawaii may not establish de novo branches in Hawaii or establish and operate a branch by acquiring a branch in Hawaii. Additional legislation is currently being considered in Hawaii which would make entrance into the Hawaii market via branching easier in the future. However, the probability that this legislation will be adopted or amended cannot be predicted at this time.

      Regulatory Improvement. In 1994, Congress enacted the Community Development and Regulatory Improvement Act ("Regulatory Improvement Act") with the intent of, among other things, reducing the regulatory burden on financial institutions. This Act is intended to streamline certain regulatory procedures and relax regulatory compliance requirement. In addition, the Regulatory Improvement Act specifically directs each federal banking agency to review and streamline its regulations and written supervisory policies.

Other Significant Federal Banking Legislation

      Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"). FDICIA was enacted into law in late 1991. As required by FDICIA, numerous regulations have been adopted by federal bank regulatory agencies, including the following: (1) federal bank regulatory authorities have established five different capital levels for banks and, as a general matter, enable banks with higher capital levels to engage in a broader range of activities; (2) the FRB has issued regulations requiring standardized disclosures with respect to interest paid on deposits; (3) the FDIC has imposed restrictions on the acceptance of brokered deposits by weaker banks; (4) the FDIC has implemented risk-based deposit insurance premiums; and (5) the FDIC has issued regulations requiring state chartered banks to comply with certain restrictions with respect to equity investments and activities in which the banks act as a principal.

      FDICIA recapitalized the Bank Insurance Fund ("BIF") and required the FDIC to maintain the BIF and Savings Association Insurance Fund ("SAIF") at 1.25% of insured deposits by increasing deposit insurance premiums as necessary to maintain such ratio. FDICIA also required federal bank regulatory authorities to prescribe, by December 1, 1993, (1) non-capital standards of safety and soundness; (2) operational and managerial standards for banks; (3) asset and earnings standards for banks and bank holding companies addressing such areas as classified assets, capital, and stock price; and (4) standards for compensation of executive officers and directors of banks. However, this provision was modified by subsequent legislation to allow federal regulatory agencies to implement these standards through either guidelines or regulations.

      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). FIRREA became effective on August 9, 1989. Among other things, this far-reaching legislation: (1) phased in significant increases in the FDIC insurance premiums paid by commercial banks; (2) created two deposit insurance pools within the FDIC, one to insure commercial bank and savings bank deposits and the other to insure savings association deposits; (3) for the first time, permitted bank holding companies to acquire healthy savings associations; (4) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other federal services from their local Federal Home Loan Banks; and (5) greatly enhanced the regulators' enforcement powers by removing procedural barriers and sharply increasing the civil and criminal penalties for violating statutes and regulations.

Restrictions on Capital Distributions

      Dividends paid by HNB to Bancshares are a material source of Bancshares' cash flow. Various federal statutory provisions limit the amount of dividends HNB is permitted to pay to Bancshares without regulatory approval. FRB policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.

      If, in the opinion of the applicable federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require, after notice and hearing, that the institution cease and desist from that practice. In addition, the FRB and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

      Under the National Bank Act, national banks may only pay dividends without advance approval of the OCC if the total of all dividends declared by the national bank in any calendar year exceeds the sum of its net profits (as defined) for that year plus its retained profits for the preceding two calendar years, less any required transfers to surplus. The National Bank Act also prohibits national banks from paying dividends that would be in an amount greater than net profits then on hand (as defined) after deducting losses and bad debts (as defined). The amount available for dividend distribution by the Bank as of December 31, 1996 was approximately $2,302,000.

Capital Requirements

      Capital Adequacy Requirements. The FRB, the FDIC, and the OCC (collectively, the "Federal Banking Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. These guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels.

      The current guidelines require all federally-regulated banks to maintain a minimum risk- based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. The Bank has not received any notice that it will be subject to higher capital requirements.

      Under these guidelines, banks' assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully collateralized by residential property and, under certain circumstances, residential construction loans (both carry a 50% rating). Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds (which have a 50% rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0% rating).

      The Federal Banking Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the 3% level is expected to have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings, and in general, to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

      Regulations adopted by the Federal Banking Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the OCC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) "well- capitalized," (2) "adequately capitalized," (3) "undercapitalized," (4) "significantly undercapitalized" and (5) "critically undercapitalized." To qualify as "well-capitalized," an institution must maintain at least 10% total risk-based capital, 6% Tier 1 risk-based capital and a leverage ratio of no less than 5%. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized" (which requires at least 8% total risk-based capital, 4% Tier 1 risk-based capital and a leverage ratio of at least 4%). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 1996, neither Bancshares nor HNB were subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

      In August of 1995, the Federal Banking Agencies adopted a final rule implementing the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. Effective September 1, 1995, when evaluating the capital adequacy of a bank, the Federal Banking Agencies' examiners will consider exposure to declines in the economic value of the bank's capital due to changes in interest rates. A bank may be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. Concurrent with the publication of this rule, the Federal Banking Agencies proposed for comment a joint policy statement describing the process the Federal Banking Agencies will use to measure and assess a bank's interest rate risk. This joint policy statement was superseded by an updated Joint Policy Statement in June of 1996. Any impact the joint final rule and the Joint Policy Statement may have on Bancshares or HNB cannot be predicted at this time.

      In addition, the Agencies published a joint final rule on September 6, 1996, amending their respective risk-based capital standards to incorporate a measure of market risk to cover all positions located in an institution's trading account and foreign exchange and commodity positions wherever located. This final rule, effective January 1, 1997, implements an amendment to the Basle Capital Accord that sets forth a supervisory framework for measuring market risk. The final rule effectively requires banks and bank holding companies with significant exposure to market risk to measure that risk using its own internal value-at-risk model, subject to the parameters of the final rule, and to hold a sufficient amount of capital to support the institution's risk exposure.

      Institutions subject to this final rule must be in compliance with it by January 1, 1998. This final rule applies to any bank or bank holding company, regardless of size, whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. An institution's trading activity is defined as the sum of its total assets and trading liabilities as reported in its most recent call report for a bank, or its most recent Y-9C Report for a bank holding company. Total assets means quarter-end total assets. The Agencies may require an institution not otherwise subject to the final rule to comply with it for safety and soundness reasons and also may exempt an institution otherwise subject to the final rule from compliance under certain circumstances.

FDIC Insurance

      Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the BIF and the SAIF based on their risk classification. The FDIC assigns institutions a risk classification based on three capital groups and three supervisory subgroups. The capital groups are "well-capitalized," "adequately capitalized," and "undercapitalized." The three supervisory subgroups are Group "A" (for financially sound institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increase risk to the deposit insurance fund), and Group "C" (for those institutions with a substantial probability of loss to the fund absent effective corrective action).

      On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted. The Funds Act provides, among other things, for the recapitalization of the SAIF through a special assessment on all depository institutions that hold SAIF insured deposits. The one-time assessment is designed to place the SAIF at its 1.25% reserve ratio.

      The Funds Act for the three year period beginning in 1997, subjects BIF insured deposits to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth the premium rate (approximately 1.3 cents) imposed on SAIF insured deposits (approximately 6.5 cents). In addition, service debt funding on FICO bonds for the first half of 1997 is expected to result in BIF insured institutions paying .64 cents for each $100 of assessed deposits, and SAIF insured institutions paying 3.2 cents on each $100 of deposits. Beginning in the year 2000, BIF insured institutions will be required to pay the FICO obligations on a pro-rata basis with all thrift institutions; annual assessments are expected to equal approximately 2.4 cents until 2017, to be phased out completely by 2019.

      For at least the first half of 1997, BIF premiums will be maintained at their current level. Accordingly, institutions in the lowest risk category will continue to pay no premiums, and other institutions will be assessed based on a range of rates, with those in the highest risk category paying 27 cents for every $100 of BIF insured deposits. Rates in the SAIF assessment schedule, previously ranging from 4 to 31 cents, have recently been adjusted by 4 cents to a range of 0 to 27 cents (as of October 1, 1996).

      Banking regulators are empowered under the Funds Act to prohibit insured institutions and their holding companies from facilitating or encouraging the shifting of deposits from the SAIF to the BIF in order to avoid higher assessment rates. Accordingly, the FDIC recently proposed a rule that would, if adopted as proposed, impose entrance and exit fees on depository institutions attempting to shift deposits from the SAIF to the BIF as contemplated by the Funds Act. The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, only if no thrift institutions exist on that date. It is expected that Congress will address comprehensive legislation on the merger of the funds and elimination of the thrift charter during the 1997 session.

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
                                 (in thousands)

                                                   1996                          1995                         1994
                                       -----------------------------  ---------------------------   ---------------------------
ASSETS                                           INTEREST                     INTEREST                      INTEREST
                                        AVERAGE   INCOME/     YIELD/  AVERAGE  INCOME/     YIELD/   AVERAGE   INCOME/    YIELD/
                                        BALANCE   EXPENSE      RATE   BALANCE  EXPENSE      RATE    BALANCE   EXPENSE     RATE
                                       --------  --------   -------- -------- --------   --------   --------  --------   -------
Interest-earning assets:
 Federal funds sold and securities
  purchased under agreement to resell  $ 17,005  $    907     5.33%  $  9,482  $   555     5.85%    $ 12,504   $   492    3.93%
 Investment securities-
  Held-to-maturity                       46,878     2,683     5.72%    43,772    2,301     5.26%      44,082     2,130    4.83%
  Available-for-sale                      1,495       107     7.16%     1,526       93     6.09%       1,155        24    2.08%
                                       --------  --------   -------- -------- --------   --------   --------  --------   -------
   Total investment securities           48,373     2,790     5.77%    45,298    2,394     5.29%      45,237     2,154    4.76%
                                       --------  --------   -------- -------- --------   --------   --------  --------   -------
 Assets held in trading account              --        --       --         --       --       --           --        --      --
 Loans and leases-
  Domestic                              207,289    18,658     9.00%   215,492   19,684     9.13%     213,729    17,530    8.20%
  Foreign                                    --        --       --         --       --       --           --        --      --
                                       --------  --------   -------- -------- --------   --------   --------  --------   -------
   Total loans & leases                 207,289    18,658     9.00%   215,492   19,684     9.13%     213,729    17,530    8.20%
                                       --------  --------   -------- -------- --------   --------   --------  --------   -------
 Other                                      402        21     5.22%       179        7     3.91%          79         3    3.80%
                                       --------  --------   -------- -------- --------   --------   --------  --------   -------
    Total interest-earning assets       273,069  $ 22,376     8.19%   270,451  $22,640     8.37%     271,549   $20,179    7.43%
                                                 ========   ========          ========   ========             ========   =======
 Cash and due from banks                 15,261                        15,665                         16,561
 Premises and equipment                   4,050                         4,271                          4,074
 Other assets                             1,310                           916                            573
                                       --------                      --------                       --------
    Total assets                       $293,690                      $291,303                       $292,757
                                       ========                      ========                       ========

LIABILITIES AND
SHAREHOLDERS' EQUITY

                                                         1996                          1995                          1994
                                            ----------------------------  ---------------------------- ----------------------------
                                                       INTEREST                      INTEREST                     INTEREST
                                             AVERAGE   INCOME/  YIELD/    AVERAGE    INCOME/  YIELD/    AVERAGE    INCOME/  YIELD/
                                             BALANCE   EXPENSE   RATE     BALANCE    EXPENSE   RATE     BALANCE    EXPENSE   RATE
                                            --------   -------- --------  --------   -------- -------- --------   -------- --------
Interest-bearing deposits and liabilities:
 Deposits -
  Interest-bearing demand                    $27,248     $488    1.79%     $28,728     $579    2.02%     $30,656     $583    1.90%
  Savings                                    114,833    3,365    2.93%     117,275    3,447    2.94%     123,257    2,915    2.36%
  Time                                        63,647    3,110    4.89%      57,615    2,923    5.07%      50,532    1,744    3.45%
  Foreign                                          -        -       -            -        -       -            -        -       -
                                            --------   -------- --------  --------   -------- -------- --------   -------- --------
   Total interest-bearing deposits           205,728    6,963    3.38%     203,618    6,949    3.41%     204,445    5,242    2.56%
                                            --------   -------- --------  --------   -------- -------- --------   -------- --------
 Short-term borrowings-
  Domestic                                       789       41    5.20%       2,506      156    6.23%       1,469       58    3.95%
 Long-term debt-
  Domestic                                         -        -       -            -        -       -            -        -       -
                                            --------   -------- --------  --------   -------- -------- --------   -------- --------
   Total interest-bearing deposits
    and liabilities                          206,517    7,004    3.39%     206,124    7,105    3.45%     205,914    5,300    2.57%
                                                       -------- --------             -------- --------            -------- --------
 Noninterest-bearing demand deposits          57,539                        56,066                        59,154
 Other liabilities                             2,530                         2,770                         1,899
                                            --------                       -------                       -------
   Total liabilities                         266,586                       264,960                       266,967
 Shareholders' equity                         27,104                        26,343                        25,790
                                            --------                      --------                      --------
    Total liabilities and
     shareholders' equity                   $293,690                      $291,303                      $292,757
                                            ========                      ========                      ========
    Net interest income and
     margin on earnings assets                        $15,372    5.63%              $15,535    5.74%              $14,879    5.48%
                                                      ======== ========            ========  ========            ========   =======

The following table sets forth the dollar amount of changes in interest income and expense and the changes in dollar amounts attributable to (a) changes in volume (change in volume times old rates), (b) changes in rate (change in rate times new volume), and (c) changes in rate/volume (change in rate times change in volume). In this table, the dollar change in rate/volume is prorated to volume and rate proportionally. Nonaccruing loans and leases have been included in computation of average loans and leases.

                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table I-C
                 Analysis of Change in Interest Earned and Paid
                       Due to Changes in Volume and Rates
                            1996-1995 and 1995-1994
                                 (in thousands)

                                           1996 Compared to 1995            1995 Compared to 1994
                                        Increase (Decrease) Due to:       Increase (Decrease) Due to:
                                      ---------------------------------  --------------------------------
                                                                Net                               Net
                                                              Increase                         Increase
                                         Volume      Rate    (Decrease)    Volume      Rate    (Decrease
                                      ----------  ---------- ----------  ---------- ---------- ----------
Interest Earned on:
  Federal funds sold and securities
    purchased under agreement to resell     $440      ($88)       $352       ($119)     $182        $63
  Investment securities-
    Held-to-maturity                         163       219         382         (15)      186        171
    Available-for-sale                        (2)       16          14           8        61         69
                                      ----------  ---------- ----------  ---------- ---------- ----------
      Total investment securities            161       235         396          (7)      247        240
                                      ----------  ---------- ----------  ---------- ---------- ----------
  Interest from trading account                -         -           -           -         -          -
  Loans and leases-
    Domestic                                (749)     (277)     (1,026)        145     2,009      2,154
    Foreign                                    -         -           -           -         -          -
                                      ----------  ---------- ----------  ---------- ---------- ----------
      Total loans and leases                (749)     (277)     (1,026)        145     2,009      2,154
                                      ----------  ---------- ----------  ---------- ---------- ----------
  Other                                        9         5          14           4         0          4
                                      ----------  ---------- ----------  ---------- ---------- ----------

      Total interest-earning assets        ($139)    ($125)      ($264)        $23    $2,438     $2,461
                                      ==========  ========== ==========  ========== ========== ==========

                                               1996 Compared to 1995            1995 Compared to 1994
                                             Increase (Decrease) Due to:      Increase (Decrease) Due to:
                                           -------------------------------- --------------------------------
                                                                    Net                              Net
                                                                  Increase                         Increase
                                             Volume      Rate    (Decrease)   Volume      Rate    (Decrease)
                                           ---------- ---------- ---------- ---------- ---------- ----------
Interest Paid on:
  Deposits-
    Interest-bearing demand                     ($30)      ($61)      ($91)      ($37)       $33        ($4)
    Savings                                      (72)       (10)       (82)      (141)       673        532
    Time                                         306       (119)       187        244        935      1,179
    Foreign                                        -          -          -          -          -          -
                                           ---------- ---------- ---------- ---------- ---------- ----------
      Total interest-bearing deposits            204       (190)        14         66      1,641      1,707
                                           ---------- ---------- ---------- ---------- ---------- ----------
  Short-term borrowings-
    Domestic                                    (107)        (8)      (115)        41         57         98
  Long-term debt-
    Domestic                                       -          -          -          -          -          -
                                           ---------- ---------- ---------- ---------- ---------- ----------
      Total interest-bearing deposits
        and interest-bearing liabilities          97       (198)      (101)       107      1,698      1,805
                                           ---------- ---------- ---------- ---------- ---------- ----------
      Increase (decrease)
         in net interest income                ($236)       $73      ($163)      ($84)      $740       $656
                                           ========== ========== ========== ========== ========== ==========

II.  INVESTMENT SECURITIES PORTFOLIO

The following table presents the carrying value of the portfolio of investment securities at December 31 of each of the past three years.

                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table II-A
                                 (in thousands)

                                                                      1996     1995     1994
                                                                    -------  -------  -------
    Securities held-to-maturity:
    U.S. Treasury and Other U.S. Government Agencies                $47,930  $44,993  $43,930
    States and Political Subdivisions                                    --    1,000    1,000
                                                                    -------  -------  -------
                                                                    $47,930  $45,993  $44,930
    Securities available-for-sale:                                  =======  =======  =======
    Equity Securities                                                $1,487   $1,497   $1,489
                                                                    =======  =======  =======

Note: See Notes 1 and 2 of the Notes to the Consolidated Financial Statements.

The following table presents the maturities of investment securities excluding securities which have no stated maturity at December 31, 1996, and the weighted average yields.

                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table II-B
                                 (in thousands)

                                                         After One           After Five
                                   Within                But Within          But Within        After
                                  One Year               Five Years          Ten Years       Ten Years            Total

                              Amount     Yield       Amount     Yield     Amount   Yield   Amount   Yield   Amount    Yield
                              ------     -----       ------     -----     ------   -----   ------   -----   ------    -----
U.S. Treasury and Other U.S.
   Government Agencies        $16,953    5.84%      $30,977     6.09%        -        -       -       -    $47,930    6.00%
                              ========   ======     =======     =====     ======   =====   ======   =====  =======    =====

At December 31, 1996, the Company had no investment securities with aggregate carrying values exceeding 10% of shareholders' equity.

                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table II-C
                                 (in thousands)

                                                     Security                Carrying          Market
                            Issuer                    Rating                  Value             Value
                            ------                   --------                --------          ------

                                --                      --                      --               --

III.  LOAN AND LEASE PORTFOLIO

The following table presents the outstanding domestic loans and leases at December 31 of each of the five years indicated.



                 Hawaii National Bancshares, Inc. & Subsidiary
                                  Table III-A
                                 (in thousands)

                                             1996           1995           1994           1993           1992
                                           --------       --------       --------       --------       --------
Real Estate -
  Residential and commercial               $130,642       $133,847       $138,264       $132,505       $130,982
  Construction                                2,572          4,558          3,108          5,243          7,043

Loans to U.S. banks                               -              -              -              -              -
Commercial, industrial and agricultural      64,805         66,021         67,484         66,188         66,373
Consumer*                                     7,674          7,255          7,076          7,923          9,239
All other loans                                 557            248            241            266            302
Lease financing                               1,013          1,165          1,241          1,546          1,990
                                           --------       --------       --------       --------       --------
  Total Loans and Leases                   $207,263       $213,094       $217,414       $213,671       $215,929
                                           ========       ========       ========       ========       ========

Note: *Loans to individuals for household, family and other personal expenditures.

The following table presents maturity and interest rate sensitivity data for all loans and leases, except real estate -- residential and commercial, consumer loans and lease financing, at December 31, 1996.

                 Hawaii National Bancshares, Inc. & Subsidiary
                                  Table III-B
                          Loan and Lease Maturity and
                         Interest Rate Sensitivity Data
                               December 31, 1996
                                 (in thousands)

                                                            After One        After
                                               One Year    Year through      Five
                                               or Less      Five Years       Years         Total
                                                -------       -------        ------       -------

    Commercial, industrial and agricultural     $50,356       $13,018        $1,430       $64,804

    Real estate - construction                    2,471           101             -         2,572

    Foreign                                           -             -             -             -
                                                -------       -------        ------       -------

                                                $52,827       $13,119        $1,430        67,376

    Real estate - residential and commercial                                              130,642
    Consumer                                                                                7,674
    All other loans                                                                           557
    Lease financing                                                                         1,013
                                                                                         --------
          Total loans and leases                                                         $207,262
                                                                                         ========

    Loans with fixed or predetermined
      interest rates                             $6,358        $2,222        $1,303        $9,883

    Loan with floating or adjustable
      interest rates                             46,469        10,897           127        57,493
                                                -------       -------        ------       -------

                                                $52,827       $13,119        $1,430       $67,376

Risk Elements (See Management's Discussion and Analysis)

The following table presents information related to loans and leases accounted for on a nonaccrual basis, accruing loans and leases which are contractually past due ninety days or more as to principal and/or interest payments, and restructured loans and leases at December 31 for the years indicated.

                     National Bancshares, Inc. & Subsidiary
                                 Table III-C(1)
            Nonaccrual, Past Due, and Restructured Loans and Leases
                                 (in thousands)

                                                     1996          1995          1994         1993        1992
                                                    ------        ------        ------       ------       ------
Nonaccrual loans and leases
   Domestic
     Real estate                                    $1,972        $5,142        $  771        $924            $-
     Commercial, industrial and agricultural         1,208         1,064           555          --             2
     Consumer                                           --            --            --          --            --
     All other loans                                    --            --            --          --            --
     Lease financing                                    --            --            --          --            --
   Foreign                                              --            --            --          --            --
                                                    ------        ------        ------       ------       ------
       Total                                        $3,180        $6,206        $1,326        $924        $    2
                                                    ======        ======        ======       ======       ======
Loans and leases past due 90 days or more
   Domestic
     Real estate                                    $  134        $  393        $  841        $439        $  836
     Commercial, industrial and agricultural            56            --         1,365         169           238
     Consumer                                           22            21            35          26            20
     All other loans                                    --            --            --          --            --
     Lease financing                                    --            --            --          --            --
   Foreign                                              --            --            --          --            --
                                                    ------        ------        ------       ------       ------
       Total                                        $  212        $  414        $2,241        $634        $1,094
                                                    ======        ======        ======       ======       ======
Restructured loans and leases
   Domestic
     Real estate                                        $-            $-            $-          $-            $-
     Commercial, industrial and agricultural            --            --            --          52            61
     Consumer                                           --            --            --          --            --
     All other loans                                    --            --            --          --            --
     Lease financing                                    --            --            --          --            --
   Foreign                                              --            --            --          --            --
                                                    ------        ------        ------       ------       ------
       Total                                            $-            $-            $-        $ 52          $ 61
                                                    ======        ======        ======       ======       ======

The following table presents information related to loans and leases on a nonaccrual basis for the year ended December 31, 1996.



                Hawaii National Bancshares, Inc. and Subsidiary
                                 Table III-C(2)
                     Nonaccrual Loan and Lease Information
                          Year Ended December 31, 1996
                                 (in thousands)

                                                Domestic     Foreign     Total
                                                --------    --------    --------
Interest income which would have
    been recorded if loans and
    leases had been current                       $464          $-          $464
                                                ========    ========    ========
Interest income recorded during
    this period                                     $-          $-            $-
                                                ========    ========    ========


Note: See Notes 1 and 5 of the Notes to the Consolidated Financial Statements and Table III-C(1).



                Hawaii National Bancshares, Inc. and Subsidiary
                                 Impaired Loans
                               December 31, 1996
                                 (in thousands)

                                          Present value of
                                           expected future    Fair value of
                                             cash flows     loan's collateral     Total
                                          ----------------  -----------------     ------

Real estate                                   $  398            $1,282            $1,680

Commercial, industrial and agriculture           416               978             1,394
                                              ------            ------            ------

    Total Impaired Loans                      $  814            $2,260            $3,074
                                              ======            ======            ======

IV. SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

The following table presents the Company's loan and lease loss experience at December 31 for the years indicated.

                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table IV-A
                                   Year Ended
                                 (in thousands)

                                                     1996         1995         1994         1993         1992
                                                   --------     --------     --------     --------     --------
Average loans and leases outstanding               $207,289     $215,492     $213,729     $217,025     $217,072
                                                   ========     ========     ========     ========     ========


Loan and lease loss reserve summary-
    Balance at beginning of year                     $3,096       $3,422       $3,129       $2,783       $2,475
                                                   --------     --------     --------     --------     --------
    Loans and leases charged off:
        Real estate                                     194          112           81           35            1
        Commercial, industrial and agricultural       1,266          837          350           86            7
        Consumer                                         71          155           69           33           61
        All other loans                                   -            -            -            -            -
        Lease financing                                   -            -            -            -            4
                                                   --------     --------     --------     --------     --------

            Total loans and leases charged off        1,531        1,104          500          154           73
                                                   --------     --------     --------     --------     --------
    Recoveries on loans and leases charged off:
        Real estate                                       -            -            1            2            -
        Commercial, industrial and agricultural         651           62            9           10            6
        Consumer                                         41           16           18            7           12
        All other loans                                   -            -            -            -            -
        Lease financing                                   -            -            -            1            3
                                                   --------     --------     --------     --------     --------
            Total recoveries on loans
                and leases charged off                  692           78           28           20           21
                                                   --------     --------     --------     --------     --------

            Net charge-offs                             839        1,026          472          134           52

    Provision charged to expense                        810          700          765          480          360
                                                   --------     --------     --------     --------     --------
    Balance at end of year                           $3,067       $3,096       $3,422       $3,129       $2,783
                                                   ========     ========     ========     ========     ========
Ratio of net charge-offs
    to average loans and leases outstanding            0.40%        0.48%        0.22%        0.06%        0.02%
                                                   ========     ========     ========     ========     ========

The Company has allocated a portion of the allowance for loan and lease losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the various loan and lease categories. The following table presents the allocation of the reserve amounts to the related outstanding loan and lease balances at December 31 for the years indicated. In 1994, the Company adopted a new reserve allocation method which took into account differences in risk classifications. In 1995, the reserve methodology was refined further to analyze each credit for loss potential which was over $50,000 and had been placed on nonaccrual.


                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table IV-B
              Allocation of the Reserve for Loan and Lease Losses
                        to Outstanding Loans and Leases
                                 (in thousands)

                               1996                1995                 1994                   1993                   1992
                       --------------------  -------------------- --------------------  --------------------   --------------------
                                  Percent               Percent              Percent              Percent                Percent
                               Loans/Leases          Loans/Leases          Loans/Leases          Loans/Leases           Loans/Leases
                                 in Each               in Each              in Each               in Each               in Each
                                 Category              Category             Category              Category              Category
                        Reserve  to Total    Reserve   to Total    Reserve   to Total    Reserve   to Total    Reserve   to Total
                         Amount Loans/Leases  Amount  Loans/Leases Amount   Loans/Leases  Amount  Loans/Leases Amount  Loans/Leases
                       -------- ------------ ------- ------------- ------- ------------- -------  ------------ ------- ------------
Commercial, industrial
 and agricultural        $1,373     31%      $1,365        31%     $1,713        31%      $892        31%     $  736       31%
Real estate
 -construction                3      1%         245         2%        276         1%         7         2%          4        3%
Real estate
 -residential
  and commercial            657     63%         560        63%        579        64%       294        62%        202       61%
Consumer                    469      4%         347         3%        346         3%       375         4%        166        4%
All other loans              11      0%          --        --          --        --         --        --          --        --
Lease financing               9      1%          14         1%         13         1%        15         1%         20        1%
Foreign                      --     --           --        --          --        --         --        --          --        --
Loans to U.S. Banks
 under repurchase
 agreement                   --     --           --        --          --        --         --        --          --        --
General reserve             545    N/A          565       N/A         495       N/A      1,546       N/A       1,655       N/A
                         ------   -----      ------      -----     ------       ----    ------      ----      ------      ----
Consolidated             $3,067    100%      $3,096       100%     $3,422       100%    $3,129       100%     $2,783      100%
                         ======   =====      ======      =====     ======       ====    ======      ====      ======      ====

The following table sets forth by major category the ratio of net loans and leases charged-off to total average loans and leases outstanding for the years indicated.


                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table IV-C


                                                   1996          1995          1994          1993          1992
                                                   ----          ----          ----          ----          ----

    Real estate                                    0.09%         0.05%         0.04%         0.01%         0.00%
    Commercial, industrial and agricultural        0.30%         0.36%         0.16%         0.04%         0.00%
    Consumer                                       0.01%         0.07%         0.02%         0.01%         0.02%
    All other loans                                0.00%         0.00%         0.00%         0.00%         0.00%
    Leasing                                        0.00%         0.00%         0.00%         0.00%         0.00%
                                                   ----          ----          ----          ----          ----

    Total                                          0.40%         0.48%         0.22%         0.06%         0.02%
                                                   ====          ====          ====          ====          =====

V.  DEPOSITS

The following table presents the average amount and average rate paid on deposits for the years indicated.


                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table V-A
                            Average Deposits by Type
                                 (in thousands)

                                             1996                  1995                    1994
                                       -------------------   -------------------     ------------------
                                       Amount     Rate         Amount     Rate          Amount      Rate
                                       ------    ------       -------    ------        -------     -------
        Noninterest-bearing demand     $57,539      -         $56,066         -        $59,154          -
        Interest-bearing demand         27,248    1.79%        28,728     2.02%         30,656      1.90%
        Savings                        114,833    2.93%       117,275     2.94%        123,257      2.36%
        Time                            63,647    4.89%        57,615     5.07%         50,532      3.45%
        Foreign                              -      -               -         -              -          -
                                      --------               --------                 --------
            Total                     $263,267               $259,684                 $263,599
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

                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table V-B
              Maturity Distribution of Domestic Time Certificates
                         of Deposit of $100,000 or More
                                 (in thousands)


                                                                  1996        1995        1994
                                                                 -------     -------     -------
                        3 months or less                         $26,525     $25,213     $21,495
                        Over 3 months through 6 months            17,122      11,492      11,543
                        Over 6 months through 12 months            4,154       4,842       4,040
                        Over 12 months                               144           -       1,319
                                                                 -------     -------     -------
                                                                 $47,945     $41,547     $38,397
                                                                 =======     =======     =======

Note: At December 31, 1996, 1995, and 1994, public time deposits totaled $32,192,000; $30,197,000; and $29,547,000, respectively.

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



                 Hawaii National Bancshares, Inc. & Subsidiary
                                    Table VI
                    Operating, Dividend, and Capital Ratios


                                                  1996         1995          1994
                                                 -------      -------      --------

    1.  Return on average assets                    0.24%        0.36%        0.30%

    2.  Return on average equity                    2.62%        3.96%        3.38%

    3.  Dividend payout ratio                      15.00%       10.20%       12.20%

    4.  Average equity to average assets ratio      9.23%        9.04%        8.81%

ITEM 2. PROPERTIES

         Bancshares maintains its office at the same location in Honolulu as the Bank's main office.

         The Bank's premises are leased for varying periods up to 2024. Rent expense was $2,366,000 in 1996; $2,294,000 in 1995 and $2,125,000 in 1994, net
of sublease income of $59,000 in 1996 and $46,000 in 1995 and 1994. Premise leases extend for varying periods up to 28 years and provide for periodic renegotiation of rents based upon a percentage of the appraised value of the leased property. At December 31, 1996, the aggregate minimum rental commitments under all non-cancelable leases were as follows: 1997 - $2,253,000; 1998 - $1,933,000; 1999 - $1,893,000; 2000 - $1,900,000; 2001 - $1,823,000; and
thereafter to 2024 - $24,483,000 (aggregate $34,285,000). Additional information is provided in Note 9 of the Notes to the Consolidated Financial Statements.

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

         No matters were submitted for a vote of security holders in the fourth quarter of 1996.

INFORMATION ON EXECUTIVE OFFICERS

         Information regarding each executive officer of Bancshares or HNB who is not also a director of Bancshares is as follows:

Name, Age, and
Principal Occupation                  Year First
During Past Five                        Became                  Year Term            Shares of Bancshares
Years and Family                        Officer                 of Office            Common Stock as of
Relationships                       of Bancshares                Expires             January 31, 1997*
--------------------                -------------                -------             -----------------

Ernest T. Murata, 63,                      1986                     1997                          400
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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDERS MATTERS.

MARKET INFORMATION

         Bancshares' common stock is not actively traded and is not listed on any exchange. Management is not aware of any broker/dealer who formally makes a market in its common stock. However, based upon bid quotations published in the Pacific Business News and actual transactions known to Bancshares, the price of Bancshares' common stock during 1996 has ranged between $33.00 to $36.00 and during 1995 from $27.75 to $33.00. Bancshares' book value per share at December 31, 1996 and 1995 was $39.10 and $38.25, respectively. Neither the book value nor its trading price may be indicative of the value of Bancshares' common stock.

NUMBER OF EQUITY HOLDERS

         As of February 28, 1997, there were 1,299 common shareholders of record. Bancshares' transfer agent is HNB.

DIVIDENDS

         Bancshares paid cash dividends on its common stock in the amount of $0.15 per share on February 14, 1997, 1996 and 1995. Bancshares' dividend policy is to retain the majority of its earnings to finance future growth and build a strong capital base. Cash dividends are subject, among other things, to certain limitations under applicable national banking laws as described in Note 10 of the Notes to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

         A summary of operations and selected financial data for the five years ended December 31 is presented as follows:

ITEM 6. SELECTED FINANCIAL DATA

                        HAWAII NATIONAL BANCSHARES, INC.
                                  & SUBSIDIARY
             SUMMARY OF OPERATIONS AND OTHER SELECTED FINANCIAL DATA
                      for the five years ended December 31
                    (in thousands except for per share data)

                                                          1996           1995           1994           1993           1992
                                                        --------       --------       --------       --------       --------
SUMMARY OF OPERATIONS
     Interest income                                    $ 22,376       $ 22,640       $ 20,179       $ 20,933       $ 23,358
     Interest expense                                      7,004          7,105          5,300          6,063          8,664
                                                        --------       --------       --------       --------       --------
         Net interest income                              15,372         15,535         14,879         14,870         14,694
     Provision for loan and lease losses                     810            700            765            480            360
                                                        --------       --------       --------       --------       --------
         Net interest income after provision
            for loan and lease losses                     14,562         14,835         14,114         14,390         14,334
     Other income                                          2,445          2,336          2,348          2,478          2,482
     Other expenses                                       15,865         15,507         15,085         15,272         14,357
                                                        --------       --------       --------       --------       --------
     Income before income taxes and cumulative
         effect of change in accounting principle          1,142          1,664          1,377          1,596          2,459
     Income tax provision                                    431            620            505            670            869
                                                        --------       --------       --------       --------       --------
     Income before cumulative effect of change
         in accounting principle                             711          1,044            872            926          1,590
     Cumulative effect of change in method
         of accounting for income taxes                       --             --             --            350             --
                                                        --------       --------       --------       --------       --------
                Net income                              $    711       $  1,044       $    872       $  1,276       $  1,590
                                                        ========       ========       ========       ========       ========

     Earnings Per Common Share:
         Earnings before cumulative effect of
            accounting change                           $   1.00       $   1.47       $   1.23       $   1.30       $   2.24
         Cumulative effect of change in
            accounting principle                              --             --             --           0.49             --
                                                        --------       --------       --------       --------       --------
     Earnings per common share                          $   1.00       $   1.47       $   1.23       $   1.79       $   2.24
                                                        ========       ========       ========       ========       ========
     Cash dividends per share                           $   0.15       $   0.15       $   0.15       $   0.15       $   0.15
                                                        ========       ========       ========       ========       ========

OTHER SELECTED FINANCIAL DATA:
     Total assets                                       $296,025       $299,590       $290,256       $306,407       $316,622
     Investment securities                              $ 49,417       $ 47,490       $ 46,419       $ 44,437       $ 42,216
     Loans and leases, net of allowance for
         possible loan and leases losses                $204,195       $209,998       $213,993       $210,542       $213,146
     Deposits                                           $264,594       $268,906       $260,973       $278,168       $288,816
     Shareholders' equity                               $ 27,797       $ 27,193       $ 26,243       $ 25,478       $ 24,308
     Book value per share                               $  39.10       $  38.25       $  36.91       $  35.83       $  34.19

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

                In reviewing this discussion, reference should be made to the accompanying table of analysis of operations, the financial statements, and selected financial data presented elsewhere in this report.

                  Hawaii National Bancshares, Inc. & Subsidiary
                        Analysis of Results of Operations
                                 (in thousands)

                                                          Year Ended December 31           1996 vs 1995           1995 vs 1994
                                                       -----------------------------  ----------------------  --------------------
                                                                                      Increase    Percent of  Increase    Percent of
                                                         1996       1995      1994    (Decrease)    Change    (Decrease)   Change
                                                       --------    -------   -------  ----------  ----------  ----------  ----------
Interest Income:
     Interest and fees on loans
         and leases                                    $ 18,658    $19,684   $17,530    ($1,026)      -5.2%    $ 2,154      12.3%
     Interest on federal funds sold                         907        555       492        352       63.4%         63      12.8%
     Interest on investment securities                    2,683      2,301     2,130        382       16.6%        171       8.0%
     Other                                                  128        100        27         28       28.0%         73     270.4%
                                                       --------    -------   -------    -------     ------     -------     -----
            Total interest income                        22,376     22,640    20,179       (264)      -1.2%      2,461      12.2%
                                                       --------    -------   -------    -------     ------     -------     -----
Interest Expense:
     Deposits                                             6,963      6,949     5,242         14        0.2%      1,707      32.6%
     Interest on borrowed funds                              41        156        58       (115)     -73.7%         98     169.0%
                                                       --------    -------   -------    -------     ------     -------     -----
            Total interest expense                        7,004      7,105     5,300       (101)      -1.4%      1,805      34.1%
            Net interest income                          15,372     15,535    14,879       (163)      -1.0%        656       4.4%
Provision for loan and lease losses                         810        700       765        110       15.7%        (65)     -8.5%
                                                       --------    -------   -------    -------     -------    -------     -----
            Net interest income after provision
                for loan and lease losses                14,562     14,835    14,114       (273)      -1.8%        721       5.1%
                                                       --------    -------   -------    -------     ------     -------     -----
Other Income:
     Service charges on deposit accounts                  1,110      1,086       989         24        2.2%         97       9.8%
     Other service charges, collection and exchange
         charges, commissions and fees                    1,320      1,231     1,359         89        7.2%       (128)     -9.4%
     Gain (loss) on available-for-sale securities           (10)        19        --        (29)    -152.6%         19        --
     Gain on investment securities held-to-maturity          25         --        --         25         --          --        --
                                                       --------    -------   -------    -------     ------     -------     -----
                                                          2,445      2,336     2,348        109        4.7%        (12)     -0.5%
                                                       --------    -------   -------    -------     ------     -------     -----
Other Expenses:
     Salaries and employee benefits                       8,132      7,722     7,295        410        5.3%        427       5.9%
     Occupancy expense of bank premises                   3,511      3,381     3,178        130        3.8%        203       6.4%
     Equipment expense                                      853        777       708         76        9.8%         69       9.7%
     Computer services                                      729        690       846         39        5.7%       (156)    -18.4%
     Other operating expenses                             2,640      2,937     3,058       (297)     -10.1%       (121)     -4.0%
                                                       --------    -------   -------    -------     ------     -------     -----
                                                         15,865     15,507    15,085        358        2.3%        422       2.8%
                                                       --------    -------   -------    -------     ------     -------     -----
         Income before income taxes                       1,142      1,664     1,377       (522)     -31.4%        287      20.8%

Income Tax Provision                                        431        620       505       (189)     -30.5%        115      22.8%
                                                       --------    -------   -------    -------     ------     -------     -----

         Net income                                    $    711    $ 1,044   $   872    ($  333)     -31.9%    $   172      19.7%
                                                       ========    =======   =======    =======     ======     =======     =====

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

LOCAL ECONOMY

         As the U.S. embarked upon its sixth year of economic expansion, Hawaii's economy continued to struggle. Preliminary estimates by local economists place the State's real growth in 1996 at 1.0%, well below the 2.5% estimated for the nation's economy. Hawaii continued to lose jobs in 1996 for the fourth consecutive year and Honolulu, the State's capital, ranked last out of 100 metropolitan areas in terms of job growth according to a nationwide survey. As job losses continued to mount, bankruptcies and foreclosures have soared. The number of bankruptcy filings of 3,083 in 1996 is a 52.5% increase over last year's record of 2,022. As of December 26, 1996, the number of foreclosures filed amounted to 2,753, a 40.7% increase over the prior year's record of 1,957. The lack of job creation, combined with corporate downsizings, failures and migrations to other states, have led to a soft construction and real estate market. While Oahu home sales rose 6.5% in 1996, the number of homes sold that year was 18.7% below the number sold in 1994. Meanwhile, condominium sales declined 12% in 1996, compared to the prior year and the number of units sold was 41.0% below the level reported in 1994. The median price for a single-family home in 1996 was $335,000, 4.0% below the 1995 median of $349,000. The 1996 condominium median price of $175,000 was 3.8% lower than 1995's $182,000. Although comparable statistics on commercial real estate are not available, this market has also experienced lower activity levels and lower prices. In 1997, local economists are projecting the slow recovery in Hawaii's economy to continue. The general consensus is that growth will approximate 2.0%.

OVERVIEW

         The consolidated net income of Hawaii National Bancshares, Inc. and Hawaii National Bank (collectively, the "Company") was $711,223 in 1996, compared to $1,043,935 in 1995 and $872,340 in 1994. Earnings per share were $1.00, $1.47, and $1.23 in 1996, 1995 and 1994, respectively.

         The 1996 earnings represented a decline of $332,712 or 31.9% from the prior year. The lower results were attributable to a decrease in net interest income, an increase in the provision for loan and lease losses and the full year's effect of the Maui branches which were acquired in mid 1995, partly offset by a reduction in Federal Deposit Insurance Corporation ("FDIC") insurance premiums. Since the Bank has not gone outside of the State in its quest for new business, Hawaii's weak economy had a major adverse impact on its performance in 1996.

         Net income increased by $171,595 or 19.7% in 1995, due primarily to an increase in net interest income and a rebate in FDIC insurance premiums after the Bank Insurance Fund exceeded its mandated reserve ratio.

         In 1995, the Bank entered into a purchase and assumption agreement with the FDIC to acquire two offices of the former Bank USA, N.A. on the island of Maui. During the third quarter of that year, the Wailuku branch was relocated to Kahului, a rapidly growing and more densely populated community.

         Noncurrent loans and leases declined to $3,392,000 at December 31, 1996, representing 1.6% of total loans and leases, compared to $6,620,000, or 3.1%, at December 31, 1995. Net charge-offs declined to $838,999, compared to $1,025,203 in 1995.

         At December 31, 1996, total assets stood at $296,025,258, a decrease from $299,590,457 at December 31, 1995. Shareholders equity grew to $27,797,288 at year-end 1996, representing an increase of 2.2% over the previous year-end balance. Book value per share rose from $38.25 at December 31, 1995 to $39.10 at December 31, 1996. Leverage and risk-based capital ratios exceeded regulatory capital requirements by a substantial margin at December 31, 1996 and 1995.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") generally will, over the next few months, permit nationwide interstate banking and branching. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks (effective as of September 29, 1995). Additionally, beginning June 1, 1997, the Interstate Act permits interstate bank mergers, subject to certain state laws, such as age and contingency laws, unless the home state of either merging bank has "opted-out" of these provisions by enacting "opt-out" legislation. States may also "opt-in" to these bank merger provisions early by enacting non-discriminatory "opting-in" legislation permitting interstate mergers within their own borders before June 1, 1997. The Interstate Act does allow states to impose certain conditions on interstate bank mergers within their borders; for example, states may require that the in-state merging bank exist for up to five years before the interstate merger. Under the Interstate Act, states may also "opt-in" to de novo branching, allowing out-of-state banks to establish de novo branches within the state.

         Legislation adopted in Hawaii in June of 1996, effective June 1, 1997, generally permits interstate mergers, subject to certain restrictions. Under this legislation, a Hawaii state bank must exist for at least five years before it can be acquired by an out-of-state bank. In addition, out-of-state banks that do not already operate a branch in Hawaii may not establish de novo branches in Hawaii or establish and operate a branch by acquiring a branch in Hawaii. Additional legislation is currently being considered in Hawaii which would make entrance into the Hawaii market via branching easier in the future. However, the probability that this legislation will be adopted or amended cannot be predicted at this time.

         In 1997, the Bank anticipates opening a branch in the Times Square Shopping Center in Pearl City, Oahu which will provide it with an opportunity to expand its loan and deposit base. Based on past experience, initially new branches have an adverse impact on earnings until the volume of business grows to cover overhead expenses. This may be mitigated to some extent since staffing for the new office is expected to be accomplished internally.

RESULTS OF OPERATIONS

Net Interest Income

         HNB derives the majority of its earnings from net interest income, the difference between what the Bank earns on interest-earning assets such as loans and leases, federal funds sold and investment securities and what it pays on interest-bearing liabilities such as interest-bearing deposits and short-term borrowings. Net interest income is affected mainly by changes in the volume and the mix of interest-earning assets and interest-bearing liabilities and in the yields earned and the rates paid based on those assets and liabilities.

         In 1996, net interest income was $15,372,384, compared to $15,534,686 in 1995 and $14,879,671 in 1994. The lower results reported in 1996 were due primarily to a lower average balance of loans and leases and a lower average loan and lease yield, partly offset by a reduction in the average balance of short-term borrowings. During 1995, the yield on interest-earning assets rose more than the average cost of interest-bearing liabilities resulting in an increase in net interest income. Net interest margin was 5.63%, 5.74% and 5.48% for 1996, 1995 and 1994, respectively.

         Total interest income amounted to $22,376,745 in 1996 versus $22,640,331 in 1995 and $20,179,900 in 1994. The decrease of $263,586 in 1996 was mainly due to a lower average balance of loans and leases and a lower average loan and lease yield. The average balance of loans and leases was $207,289,000 in 1996, a decline from $215,492,000 in 1995. The decrease was due to a weak local economy which served to constrain the demand for credit. Compared to the prior year, the prime lending rate was 50 to 75 basis points lower in 1996 which contributed to a 13 basis point decline in the average yield on loans and leases. Interest income foregone on nonaccrual loans and leases amounted to $464,000 and $318,000 in 1996 and 1995, respectively. The higher interest revenue reported in 1995 was due primarily to an increase in average asset yields.

         Total interest expense decreased by $101,284 to $7,004,361 in 1996, compared to $7,105,645 and $5,300,229 in 1995 and 1994, respectively. The improvement in 1996 was due to a lower average balance of short-term borrowings which declined from $2,506,000 in 1995 to $789,000 in 1996. During 1996, a decrease in the average cost of deposits offset a continued shift from lower-costing savings into higher-costing time deposits. The increase in interest expense in 1995 was primarily due to a higher average cost of deposits which resulted from higher market interest rates and a migration from savings into time deposits.

Other Income and Other Expenses

         In addition to interest income, the Bank has various sources of other income which include service charges on deposit accounts; other service charges, collection and foreign exchange charges, commissions and fees; and gains and losses on investment securities. Other income totaled $2,445,479 in 1996, $2,336,523 in 1995 and $2,348,058 in 1994. The increase of $108,956 or 4.7% in
1996 reflects improved fee income generation on loan and deposit accounts. For the years ended 1996 and 1995, gains and losses on investment securities were not significant and were nonexistent in 1994.

         Other expenses consist of salaries and employee benefits, occupancy expense of bank premises, equipment expense, computer services and other operating expenses. In 1996, other expenses amounted to $15,865,640, compared to $15,507,274 in 1995 and $15,085,389 in 1994. The increases of $358,366 or 2.3%
in 1996 and $421,885 or 2.8% in 1995 were primarily due to the opening of two new branches on Maui in May 1995, partly offset by a reduction in FDIC premiums.

         Salaries and employee benefits increased $410,376 or 5.3% in 1996, compared to an increase of $426,673 or 5.8% a year earlier. The growth in this category reflects an increase in staff and normal merit and inflationary adjustments which were adopted to keep the Bank's salary and benefit packages competitive. In 1995, the Bank retained the employees from the former Bank USA to operate the Maui branches. The number of full-time equivalent employees totaled 221 at December 31, 1996, compared to 218 and 213 at December 31, 1995 and 1994, respectively. Consistent with management's goals of controlling growth and improving long-term profitability to shareholders, increases in staff continue to be closely monitored.

         Occupancy expense of bank premises rose $129,663 or 3.8% in 1996 versus an increase of $203,287, or 6.4%, in the previous year. The increases in 1996 and 1995 were principally due to the addition of two new branches on Maui in May 1995.

         Equipment expense increased $76,219 or 9.8% in 1996 and $68,750 or 9.7% in 1995. The increases in both years resulted primarily from higher depreciation charges.

         Computer services are obtained from Computer Systems International, Ltd. ("CSI"), a bank service corporation formed to provide data processing services to financial institutions, including the Bank. The company is currently considering several alternatives to achieve year 2000 compliance. At December 31, 1996, the Bank and an affiliate of a director each owned a 50% interest in CSI. Charges for data processing service were $729,000 in 1996, $690,000 in 1995 and $846,000 in 1994.

         Other operating expenses decreased $296,617 or 10.1% in 1996 and $121,380 or 4.0% in 1995. The improvement in both years was principally due to a decline in FDIC insurance rates. The first reduction retroactively took effect on June 1, 1995 when the premiums that banks pay to the FDIC for deposit insurance were reduced from the prior range of 23 cents to 31 cents per $100 of deposits to a wider range of 4 cents to 31 cents. Banks that overpaid were given a one-time refund plus interest. In September 1995, the Bank received a reimbursement of $159,000 from the FDIC. The second reduction was effective January 1, 1996 when the assessment range was reduced by another 4 cents to 0 cents to 27 cents. The actual rate assessed each bank in 1995 and 1996 continued to be contingent upon its capital adequacy and risk classification.

         On September 26, 1996, the Deposit Insurance Funds Act of 1996 was signed into law. Among other things, the new law generally requires commercial banks to share in repaying the Financing Corporation ("FICO") bonds which were issued in the late 1980's when a number of thrifts failed. This is a special assessment over and above the regular FDIC insurance premiums. Beginning January 1, 1997, thrifts will generally pay an estimated 6.5 cents for every $100 of deposits for the next 3 years and commercial banks will generally pay an estimated 1.3 cents for every $100 of deposits. After January 1, 2000, the FICO assessment will be spread evenly among all thrift and commercial bank deposits at an estimated rate of 2.4 cents per $100 of deposits. Assuming a deposit base of $265,000,000, the Bank's assessment for the FICO bonds will be $34,450 in 1997 and rise to $63,600 in 2000.

         Also included in other operating expenses are adjustments to the Bank's investment in CSI which is accounted for under the equity method. The Bank's equity in losses of CSI was $59,000, $200,000 and $60,000 in 1996, 1995 and
1994, respectively. At December 31, 1995, the Bank's investment in CSI amounted to $59,000 (included in other assets) which was reduced to zero at December 31, 1996.

Income Tax Expense

         The Company's federal and state income tax provision decreased to $431,000 in 1996, compared to $620,000 in 1995 and $505,000 in 1994. The effective tax rates for those years were 37.7%, 37.3%, and 36.7%, respectively.

FINANCIAL CONDITION

Deposits

         Deposits traditionally have been the principal source of HNB's funds for use in lending, meeting liquidity requirements and making investments. The maintenance of a stable and low cost deposit base is, therefore, an important factor in the Bank's asset and liability management plan and essential to the achievement of its profit goals. The Bank's strategy for attracting new deposits and retaining its current base focuses on achieving customer satisfaction and building long-term relationships. The Bank offers a variety of deposit products which are marketed to residents of Hawaii. No deposits are placed by or through a broker. At December 31, 1996, total deposits amounted to $264,594,380, representing a decrease of $4,311,405 or 1.6% from total deposits of $268,905,785 at December 31, 1995.

         The following table presents the distribution of the Bank's deposit accounts at December 31 for the years indicated.

--------------------------------------------------------------------------------

                                         1996                          1995                          1994
                                   Amount         %              Amount         %              Amount          %
-------------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand     $ 59,989,127     22.7%        $ 66,331,301     24.7%        $ 59,714,902      22.9%
Interest-bearing demand          28,144,031     10.6           29,316,390     10.9           31,615,598      12.1
Savings                         110,032,161     41.6          113,736,751     42.3          117,447,338      45.0
Time                             66,429,061     25.1           59,521,343     22.1           52,195,280      20.0
                                 ----------     ----           ----------     ----           ----------      ----
    Total deposits             $264,594,380    100.0%        $268,905,785    100.0%        $260,973,118     100.0%
                               ============    =====         ============    =====         ============     =====

--------------------------------------------------------------------------------


         Noninterest-bearing demand deposits ended 1996 $6,342,174 below the balance reported at year-end 1995. The decline in these deposits was due to a weak local economy and a soft real estate market which resulted in lower balances in corporate checking and escrow fund accounts. Interest-bearing demand deposits at year-end 1996 were $1,172,359 lower, compared to the same date in 1995. In recent years, as consumers have grown more knowledgeable about financial matters, they have tended to use these accounts primarily for current transaction purposes. Generally, excess funds not needed in the immediate future are transferred to higher yielding deposit accounts or invested in other financial instruments. Time deposits increased by $6,907,718 over year-end 1995 levels, offsetting a decline in savings deposits of $3,704,590. During 1996, customers continued to shift their funds from savings to time deposits to take advantage of higher rates. The average rate paid on savings and time deposits for the year was 2.93% and 4.89%, respectively. Since December 31, 1994, time deposits, as a percentage of total deposits, have grown from 20.0% to 25.1% at December 31, 1996. Meanwhile, over the same period, savings deposits have declined from 45.0% to 41.6%. This change in the deposit mix offset the benefit from lower average deposit rates in 1996. Included in time deposits are certificates of deposits ("CD") purchased by the State of Hawaii, its counties and other government agencies. Historically, these CDs have been a stable source of funds for the Bank and are considered to be core deposits. At December 31, 1996, 1995 and 1994, public time deposits totaled $32,192,000, $30,197,000, and
$29,547,000, respectively, representing 12.2%, 11.2%, and 11.3% of the Bank's total deposits.

         In 1995, total deposits increased by $7,932,667. During the year, the Bank assumed $8,061,823 in deposits from the former Bank USA, consisting of $1,423,507 in noninterest-bearing demand deposits, $1,507,291 in interest-bearing demand deposits, $740,076 in savings deposits, and $4,390,949 in time deposits.

         The Bank's ability to attract and retain deposits (primarily savings and time deposits) has been, and will continue to be, significantly affected by market conditions. When direct investment vehicles, such as stocks and mutual funds, offer a higher return, the possibility of disintermediation (i.e., the flow of funds away from financial institutions into the capital market) exists. This was the case in 1994 when a deposit outflow of $17,194,607 was recorded. The Bank's experience in that year was consistent with an industry trend.

Investment Security Portfolio

         Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury and other U.S. government agencies. The Bank is also a stockholder in the Federal Reserve Bank and the Federal Home Loan Bank of Seattle ("FHLB"). The Bank has no zero coupon bonds, collateralized mortgage obligations or stripped mortgage-backed securities.

         The Bank had no trading securities at December 31, 1996 and 1995. The book and fair values of investment securities held-to-maturity at December 31, 1996 were $47,929,910 and $48,007,000, respectively, compared to $45,993,061 and
$46,165,000 at December 31, 1995. There were no sales from the held-to-maturity portfolio in 1996 or 1995. During 1996, an investment security held-to-maturity was called at a premium by the issuer resulting in a gain of $25,000. During the same year, an equity security available-for-sale with a carrying cost of $10,000 was written off after the issuer ceased operations. In 1995, the Bank acquired $2,103,358 in U.S. agency securities from the former Bank USA which were classified as available-for-sale. These securities were subsequently sold generating proceeds of $2,122,073. The gross realized gain was $18,715 based on the specific identification method. At December 31, 1996, the book and fair value of investment securities available-for-sale was $1,487,003, compared to $1,497,003 at December 31, 1995. During 1996 and 1995, there were no transfers between the held-to-maturity, available-for-sale and trading categories.

Loan and Lease Portfolio

         At December 31, 1996, total loans and leases stood at $207,262,739, representing a decrease of $5,831,289 or 2.7% from the level reported at December 31, 1995. The decline was primarily due to: 1) a weak local economy; 2) loan sales of $5,319,000; and 3) gross charge-offs amounting to $1,531,106.

         Real estate loans declined to $133,214,237 at year-end 1996, $5,190,301 lower than the level at year-end 1995. During the first quarter of 1996, the Bank sold a nonaccrual commercial property loan of $2,673,000 to an affiliate of a director at the Bank's full carrying value. The loan was repaid in the third quarter. Commercial, industrial and agricultural loans ended the year at $64,804,301, a decrease of $1,216,348 from December 31, 1995. The decline was attributable to the sale of two commercial loan participations aggregating $2,500,000 to other financial institutions and gross charge-offs of $1,266,000. Consumer loans, which consist of loans to individuals for household, family and other personal expenditures, rose to $7,674,104 at year-end 1996, an increase from the $7,255,125 reported for the same date a year earlier. At December 31, 1996, direct financing leases and other loans totaled $1,013,049 and $557,048, respectively, compared to $1,165,370 and $248,346 at December 31, 1995.

Loan Concentrations

         The Bank has no significant concentrations of credit risk with any individual party; however, the Bank's lending is concentrated on the island of Oahu. The Bank has no foreign loans in its portfolio.

         At December 31, 1996, real estate loans totaled $133,214,237, accounting for 64.3% of the loan and lease portfolio. Included in this category are family residential, construction and commercial property loans which at year-end 1996 amounted to $104,791,169; $2,572,102; and $25,850,966, respectively. While low mortgage rates combined with lower prices has made housing in Hawaii more affordable than it has been in years, the residential real estate market, in general, is expected to remain soft until confidence levels in the local economy improve. In the commercial area, lease rents are expected to remain under pressure due to relatively high vacancies. Accordingly, commercial property values could continue to erode in 1997.

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

         Generally, at the time a loan is placed on nonaccrual, it is considered impaired. It is the Bank's policy to place a loan on nonaccrual when: 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower; 2) payment in full of principal and interest is not expected; or 3) principal and interest has been in default for a period of 90 days or more unless the asset is both well collateralized and in the process of collection. In evaluating loans for impairment or placement on nonaccrual, the Bank applies its normal loan review procedures. Among other things, this analysis includes reviewing: 1) the loan's payment history as compared to the contractual terms of the note or credit agreement; 2) the financial condition of the borrower, including an assessment of the prospects for repayment of the loan; 3) a reevaluation or reappraisal of the underlying collateral; 4) the loan's current risk rating; and 5) the credit file and loan documents. Loans with an insignificant delay or shortfall in the amount of payments are not considered impaired. Examples of insignificant delays or shortfalls may include, depending upon the specific facts and circumstances, those that are associated with a temporary stoppage in operations due to equipment failure or a natural disaster, or due to tight cash flows during the off-peak season of a business. Recurring shortfalls or delays in payments and/or extended delinquency periods may provide evidence that a delay or shortfall is significant. In these circumstances, the loan is reviewed for impairment.

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

         At December 31, 1996, the recorded investment in impaired loans amounted to approximately $3,074,000 and $6,084,000, respectively, of which $1,650,000 and $4,633,000, respectively, related to loans for which there was no valuation allowance determined in accordance with Statement No. 114 and $1,424,000 and $1,451,000, respectively, related to loans with a corresponding valuation allowance determined under Statement No. 114 of $253,000 and $292,000, respectively. For the year ended December 31, 1996 and 1995, the average recorded investment in impaired loans was approximately $3,970,000 and $2,717,000, respectively. There was no interest recognized on these impaired loans in 1996 and 1995.

Risk Elements and Other Real Estate Owned

         Noncurrent loans and leases consist of loans and leases that are past due for 90 days or more and still accruing interest and loans and leases that have ceased to accrue interest ("nonaccrual loans and leases"). At December 31, 1996, noncurrent loans and leases declined to $3,392,000, representing 1.6% of loans and leases outstanding, compared to $6,620,000, or 3.1%, at December 31, 1995. The improvement was primarily attributable to the collection of a large nonaccrual loan (see "Loan and Lease Portfolio"). Most of the credits in the noncurrent category are collateralized by real estate. There were no restructured loans or leases as of December 31, 1996 or 1995.

         Other real estate owned ("OREO"), which is included in other assets, increased from $1,162,000, or 0.39% of total assets, at December 31, 1995 to $1,219,000, or 0.41% of total assets, at December 31, 1996. The OREO portfolio consisted of a commercial property and two residential condominiums at the end of 1996. The commercial property generates a positive cash flow. The condominiums are currently listed for sale. At December 31, 1996 and 1995, the market values of the properties in OREO, less estimated selling costs, exceeded their respective carrying values. There was no activity in the reserve in any of those years.

         The following table presents information on restructured and noncurrent loans and leases at December 31 for the years indicated:

                                          1996             1995           1994           1993        1992
-------------------------------------------------------------------------------------------------------------

Noncurrent loans and leases
  Past due 90 days or more             $  212,000      $  414,000      $2,241,000    $  634,000    $1,094,000
  Nonaccrual                            3,180,000       6,206,000       1,326,000       924,000         2,000
                                       ----------      ----------      ----------    ----------    ----------
    Total                              $3,392,000      $6,620,000      $3,567,000    $1,558,000    $1,096,000
                                       ==========      ==========      ==========    ==========    ==========

Restructured loans and leases          $       --      $       --      $       --    $   52,000    $   61,000
                                       ==========      ==========      ==========    ==========    ==========

OREO                                   $1,219,000      $1,162,000      $  938,000    $  150,000    $  150,000
                                       ==========      ==========      ==========    ==========    ==========

Note:  Impaired loans are included in nonaccrual loans and leases.
--------------------------------------------------------------------------------


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

         During 1996, the Bank provided $810,000 for possible loan and lease losses, compared to $700,000 and $765,000 in 1995 and 1994, respectively. Gross charge-offs for 1996 and 1995 were $1,531,106 and $1,103,875, respectively. Of these losses, nearly 63% were attributable to two commercial loans in 1996 and 58% to one commercial loan in 1995. Comparatively, for 1994, gross charge-offs totaled $500,112. In July 1996, a nonaccrual loan was repaid generating net proceeds of $545,000 which were credited to the allowance for loan and lease losses as a recovery of an amount previously charged-off in 1995. Net charge offs declined to $838,999 in 1996, compared to $1,025,203 in 1995 and $472,834 in 1994. The ratio of net charge offs to average loans and leases for those years were 0.40%, 0.48%, and 0.22% respectively.

         At December 31, 1996, the allowance for loan and lease losses stood at $3,067,434, representing 1.48% of total loans and leases outstanding, compared to $3,096,433 or 1.45%, at year-end 1995. As of the same date, the reserve provided coverage of 90.4% of noncurrent loans and leases, up from 46.8% at December 31, 1995. The majority of the credits in the noncurrent category are collateralized by real estate.

Liquidity Management

         The objective of liquidity management is to provide sufficient cash flows to accommodate fluctuations in deposit levels, fund operations, provide for customers' credit needs, and meet obligations and commitments on a timely basis. The Bank relies on both assets and liabilities to satisfy its liquidity requirements.

         The principal sources of asset-based liquidity for the Bank are cash and cash equivalents. At December 31, 1996, these resources totaled $33,276,700 or 11.2% of total assets compared to $32,658,709 or 10.9% at December 31, 1995. The improvement was primarily due to an increase in federal funds sold which rose from $13,750,000 at December 31, 1995 to $16,000,000 at December 31, 1996.
During the years ended December 31, 1996, 1995 and 1994, the Bank was a net seller of federal funds.

         On the liability side of the balance sheet, liquidity is provided primarily by increases in deposits and, to a lesser extent, borrowings. The Bank places a high priority on attracting and retaining a stable base of core deposits and, thus, does not actively solicit large time certificates of deposits or deposits from outside of the Bank's market area. Furthermore, no deposits are sold or placed through brokers. The State of Hawaii, City and County of Honolulu, and other public agencies are important providers of funds. At December 31, 1996, 1995, and 1994, public time deposits represented 12.2%, 11.2% and 11.3%, respectively, of the total deposit base. Additional liquidity is available to the Bank through federal funds lines at other banks and the discounting facilities at the Federal Reserve Bank. In 1994, the Bank established a line of credit with the FHLB equal to 10.0% of total assets, including a cash management agreement line of 5.0%. There were no borrowings outstanding from the FHLB at December 31, 1996 and 1995.

         Operating activities provided net cash of $2,214,134 in 1996, $3,060,597 in 1995, and $2,140,463 in 1994. The decline in 1996 was primarily due to lower receipts of interest and fees on loans and leases and higher outlays to employees and suppliers. Loan sales accounted for a significant portion of the net cash provided by investing activities of $2,880,677 and $1,739,085 in 1996 and 1995, respectively. In 1994, most of the net cash used of $6,845,523 was employed for loan fundings. Financing activities used net cash of $4,476,820 in 1996 and $17,261,257 in 1994. During those years, the Bank experienced an attrition in deposits of $4,311,405 and $17,194,607, respectively, which was related to the interest rate differential between interest-bearing deposits and capital market investments. (For a discussion of how market interest rates may affect deposit outflows, refer to the preceding section on "Deposits".) In 1995, net cash provided by financing activities was $7,248,756, due primarily to the assumption of $8,061,823 in deposits from the former Bank USA. The Bank also obtained that year a $4,000,000, 120 day advance from the FHLB. This borrowing was repaid at maturity with proceeds from the sale of a commercial mortgage loan package.

Interest Rate Sensitivity Management

         The objective of interest rate sensitivity management is to ensure the safety and soundness of the institution by reducing the vulnerability of earnings to interest rate fluctuations. In order to achieve this objective, the Bank has an Asset and Liability Committee, whose responsibility is to measure and monitor the institution's interest rate risk exposure and to develop and implement an appropriate interest rate risk strategy.

         In order to mitigate exposure to rising interest rates, emphasis remains on maintaining the interest rate sensitivity of assets. The current strategy is generally to originate adjustable-rate mortgages to portfolio and to sell fixed-rate production in the secondary market primarily to government sponsored instrumentalities like the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. In addition, the Bank underwrites the majority of its commercial loans on a floating-rate basis. No derivative financial instruments, such as futures, options or interest rate swaps are used for hedging or speculative purposes.

         As illustrated below, the Bank is asset-sensitive on a cumulative basis, which implies that more interest-earning assets could reprice than interest-bearing liabilities. Generally, a decline in interest rates will adversely affect net interest income, as yields on interest-earning assets decrease at a faster rate than costs of interest-bearing liabilities. Conversely, in a rising interest rate environment, net interest income will generally benefit, as yields increase at a faster rate than interest costs. As a conservative assumption, a 15.0% annual run-off rate for interest-bearing demand and savings deposits was used in the following schedule.

                            INTEREST RATE SENSITIVITY
                             AS OF DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                        Days
-------------------------------------------------------------------------------------------------------------------
                                                                                       365           Non-Int.
                                        0-90           91-180         181-365        and Over        Bearing        Total
-----------------------------------------------------------------------------------------------------------------------------

ASSETS

Investment securities                  $  2,000       $  6,000       $  9,000       $  32,417        $     --        $ 49,417
Short-term investments                   16,000             --             --              --              --          16,000
Loans and leases                        139,251         32,700         30,641           4,671              --         207,263
Other assets                                 --             --             --              --          23,345          23,345
                                       --------       --------       --------       ---------        --------        --------

Total assets                           $157,251       $ 38,700       $ 39,641       $  37,088        $ 23,345        $296,025
                                       --------       --------       --------       ---------        --------        --------


LIABILITIES AND CAPITAL

Demand deposits                        $     --       $     --       $     --       $      --        $ 59,989        $ 59,989
Interest-bearing demand deposits          1,407          1,407          1,407          23,923              --          28,144
Savings deposits                          5,502          5,502          5,502          93,526              --         110,032
Time deposits                            38,264         21,150          6,418             597              --          66,429
Short-term borrowings                       844             --             --              --              --             844
Other liabilities                            --             --             --              --           2,790           2,790
Shareholders' equity                         --             --             --              --          27,797          27,797
                                       --------       --------       --------       ---------        --------        --------

Total liabilities
  and shareholders' equity             $ 46,017       $ 28,059       $ 13,327       $ 118,046        $ 90,576        $296,025
                                       --------       --------       --------       ---------        --------        --------

Interest sensitivity
  gap                                  $111,234       $ 10,641       $ 26,314       $ (80,958)       $(67,231)       $     --
                                       --------       --------       --------       ---------        --------        --------

Cumulative gap                         $111,234       $121,875       $148,189       $  67,231        $     --        $     --
                                       --------       --------       --------       ---------        --------        --------

Shareholders' Equity and Capital Resources

         Management believes that a strong capital position serves three basic purposes: 1) it inspires public confidence; 2) provides a safety cushion against unforeseen operating losses; and 3) establishes a solid foundation for future growth.

         Shareholders' equity totaled $27,797,288 at year-end 1996, an increase of $604,573 or 2.2% over the previous year-end balance. The growth in equity was achieved through retention in earnings after payment of cash dividends. Book value per share increased from $38.25 at December 31, 1995 to $39.10 at December 31, 1996.

         The Company is subject to risk-based capital guidelines which are used by bank regulatory agencies to evaluate capital adequacy. Under this system, assets and off-balance sheet items are assigned to one of four risk-weight categories to calculate a risk-weighted asset base. The rules require a minimum Tier 1 capital ratio of 4.0% of risk-weighted assets and a minimum total capital ratio of 8.0% of risk-weighted assets. Tier 1 capital generally consists of common shareholders' equity less goodwill, while total capital includes in addition to Tier 1 capital, the allowance for possible loan and lease losses, subject to certain limitations, and subordinated debt. In addition to the risk-based capital ratios, the banking regulators have established a minimum leverage ratio of Tier 1 capital to average quarterly total assets of 3.0%. In order to be considered well-capitalized by the bank regulatory agencies, an institution must have at minimum a 5.0% leverage ratio, a Tier 1 risk-based capital ratio of 6.0% and a total capital ratio of 10.0%. At December 31, 1996, the Company's Tier 1 and total capital ratios were 14.0% and 15.2%, respectively, compared to 13.1% and 14.4% at December 31, 1995. At year-end 1996 and 1995, the Company's leverage ratio was 9.5% and 9.2%, respectively.

         In evaluating the Company's capital position, management considers the present and anticipated needs of Bancshares and HNB, current and projected market conditions, interest rate risk exposure, bank regulatory requirements, and other relevant factors. Management believes that capital continues to be adequate to meet the present needs of both Bancshares and HNB. As part of its long-term planning, management conducts periodic evaluations as to the overall adequacy of capital, and the need and desirability of raising capital is reviewed. The current strategy is to generate capital through retention of earnings. Should asset growth exceed earnings retention, several alternatives for raising capital are available. Bancshares could sell additional stock, as it did in 1991 with a $2,950,000 private placement, or issue new debt and downstream the proceeds as capital to the Bank. Bancshares may borrow up to 30% of its capital without prior approval of the Federal Reserve System. Based on year-end 1996 figures, this would amount to $8,339,186. A third alternative is to obtain an intermediate or long-term advance under the Bank's line of credit with the FHLB. At year-end 1996, the Bank could borrow up to $14,850,000 under this tranche of the facility while a similar amount was available for use as a cash management or federal funds line.

Effects of New Accounting Standards

         In May 1995, the FASB issued Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which amends Statement 65 "Accounting for Certain Mortgage Banking Activities" and requires that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. This Statement applies to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights. Statement No. 122 is to be generally applied prospectively and is effective for fiscal years beginning after December 15, 1995. The adoption of this Statement did not have a material effect on the consolidated financial statements of the Company.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans and applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. Since the Company does not offer these types of stock plans to its employees and does not enter into these types of transactions, this standard had no effect on the consolidated financial statements of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, notes, and supplementary data thereto called for by this item and the report of independent certified public accountants are provided in item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The following information contained in items 10 to 13, except for the "Compensation Committee Report," is incorporated herein by reference from various pages of Bancshares' Proxy Statement for the annual meeting of shareholders to be held on April 15, 1997, as provided below:

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Election of Directors on pages 2-4.
         See also Item 4 for additional information regarding certain executive officers of the registrant.

ITEM 11: EXECUTIVE COMPENSATION

         Executive Compensation on pages 5-9.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Principal Shareholders and Ownership of Stock by Officers and Directors of Bancshares on pages 11-15.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Related Transactions on pages 10-11.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND
         REPORTS ON FORM 8-K

     (a) (1)      Financial Statements

                  Hawaii National Bancshares, Inc. and Subsidiary:
                     Report of Independent Accountants
                     Consolidated Balance Sheets at December 31, 1996 and 1995 Consolidated Statements of Income for the
                        years ended December 31, 1996, 1995 and 1994
                     Consolidated Statements of Changes in Shareholders' Equity
                        for the years ended December 31, 1996, 1995 and 1994
                     Consolidated Statements of Cash Flows for the
                        years ended December 31, 1996, 1995 and 1994
                     Notes to the Consolidated Financial Statements

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
  Board of Directors
Hawaii National Bancshares, Inc.



We have audited the accompanying consolidated balance sheets of Hawaii National Bancshares, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income and changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawaii National Bancshares, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995 which changed its method of accounting for impaired loans.


/s/ Coopers & Lybrand L.L.P.
    ------------------------


Honolulu, Hawaii
January 22, 1997

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY


                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                         1996                1995
ASSETS:
     Cash and due from banks                                     $ 17,276,700        $ 18,908,709
     Federal funds sold                                            16,000,000          13,750,000
     Investment securities (Notes 1 and 2) -
          Held-to-maturity (fair value of $48,007,000
            in 1996 and $46,165,000 in 1995)                       47,929,910          45,993,061
     Available-for-sale                                             1,487,003           1,497,003
     Loans and leases, net of allowance for possible
          loan and lease losses of $3,067,434 in 1996 and
            $3,096,433 in 1995 (Notes 4 and 5)                    204,195,305         209,997,595
     Premises and equipment (Note 6)                                3,900,122           4,189,043
     Other assets                                                   5,236,218           5,255,046
                                                                 ------------        ------------


        Total assets                                             $296,025,258        $299,590,457
                                                                 ============        ============


LIABILITIES:
     Deposits (Note 7) -
          Noninterest-bearing demand                             $ 59,989,127        $ 66,331,301
          Interest-bearing demand                                  28,144,031          29,316,390

          Savings                                                 110,032,161         113,736,751
          Time                                                     66,429,061          59,521,343
                                                                 ------------        ------------
             Total deposits                                       264,594,380         268,905,785

     Short-term borrowings (Note 8)                                   843,974             902,739
     Other liabilities                                              2,789,616           2,589,218
                                                                 ------------        ------------
        Total liabilities                                         268,227,970         272,397,742
                                                                 ------------        ------------
     Commitments (Notes 9 and 14)



SHAREHOLDERS' EQUITY (Note 10):
     Common stock, par value $1 per share;
          Authorized - 10,000,000 shares
          Issued and outstanding - 711,000 shares
             in 1996 and 1995                                         711,000             711,000
     Capital in excess of par value                                12,147,676          12,147,676
     Retained earnings                                             14,938,612          14,334,039
                                                                 ------------        ------------
          Total shareholders' equity                               27,797,288          27,192,715
                                                                 ------------        ------------
          Total liabilities and shareholders' equity             $296,025,258        $299,590,457
                                                                 ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY



                       CONSOLIDATED STATEMENTS OF INCOME
              for the years ended December 31, 1996, 1995 and 1994

                                                                         1996                1995               1994
INTEREST INCOME:
     Interest and fees on loans                                     $ 18,556,817         $19,561,816        $17,396,683
     Interest on investment securities -
        Taxable                                                        2,645,750           2,225,749          2,055,527
        Exempt from Federal income tax                                    37,750              75,500             75,500
     Interest on Federal funds sold                                      906,607             554,816            491,670
     Interest on direct financing leases                                 101,754             121,878            132,925
     Other                                                               128,067             100,572             27,595
                                                                    ------------         -----------        -----------
          Total interest income                                       22,376,745          22,640,331         20,179,900
                                                                    ------------         -----------        -----------
INTEREST EXPENSE:
     Deposits                                                          6,963,425           6,949,033          5,242,260
     Federal funds purchased                                               1,739             109,056             26,012
     Short-term borrowings                                                39,197              47,556             31,957
                                                                    ------------         -----------        -----------
          Total interest expense                                       7,004,361           7,105,645          5,300,229
                                                                    ------------         -----------        -----------


          Net interest income                                         15,372,384          15,534,686         14,879,671
PROVISION FOR LOAN AND LEASE LOSSES (Note 5)                             810,000             700,000            765,000
                                                                    ------------         -----------        -----------
          Net interest income after provision for
             loan and lease losses                                    14,562,384          14,834,686         14,114,671
                                                                    ------------         -----------        -----------
OTHER INCOME:
     Service charges on deposit accounts                               1,109,880           1,086,312            988,730
     Other service charges, collection and exchange
        charges, commissions and fees                                  1,320,599           1,231,496          1,359,328
     Gain on investment securities held-to-maturity                       25,000                --                 --
     Gain (loss) on investment securities available-for-sale             (10,000)             18,715               --
                                                                    ------------         -----------        -----------
                                                                       2,445,479           2,336,523          2,348,058
                                                                    ------------         -----------        -----------

OTHER EXPENSES:
     Salaries and employee benefits                                    8,132,437           7,722,061          7,295,388
     Occupancy expense of bank premises                                3,511,014           3,381,351          3,178,064
     Equipment expense                                                   852,674             776,455            707,705
     Computer services (Note 3)                                          729,098             690,373            845,818
     Other operating expenses (Note 13)                                2,640,417           2,937,034          3,058,414
                                                                    ------------         -----------        -----------
                                                                      15,865,640          15,507,274         15,085,389
                                                                    ------------         -----------        -----------



          Income before income taxes                                   1,142,223           1,663,935          1,377,340

INCOME TAX PROVISION (Note 11)                                           431,000             620,000            505,000
                                                                    ------------         -----------        -----------
          Net income                                                $    711,223         $ 1,043,935        $   872,340
                                                                    ============         ===========        ===========
EARNINGS PER COMMON SHARE                                           $       1.00         $      1.47        $      1.23
                                                                    ============         ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY



           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended December 31, 1996, 1995 and 1994

                                                                 CAPITAL IN
                                                  COMMON         EXCESS OF           RETAINED
                                                  STOCK          PAR VALUE           EARNINGS               TOTAL
BALANCE, JANUARY 1, 1994                         $711,000        $12,135,655        $ 12,631,064         $ 25,477,719
     Cash dividends paid ($.15 per share)            --                 --              (106,650)            (106,650)
     Net income for the year                         --                 --               872,340              872,340
                                                 --------        -----------        ------------         ------------
BALANCE, DECEMBER 31, 1994                        711,000         12,135,655          13,396,754           26,243,409
     Cash dividends paid ($.15 per share)            --                 --              (106,650)            (106,650)
     Adjustment to capital in excess of
        par value                                    --               12,021                --                 12,021
     Net income for the year                         --                 --             1,043,935            1,043,935
                                                 --------        -----------        ------------         ------------
BALANCE, DECEMBER 31, 1995                        711,000         12,147,676          14,334,039           27,192,715
     Cash dividends paid ($.15 per share)            --                 --              (106,650)            (106,650)
     Net income for the year                         --                 --               711,223              711,223
                                                 --------        -----------        ------------         ------------
BALANCE, DECEMBER 31, 1996                       $711,000        $12,147,676        $ 14,938,612         $ 27,797,288
                                                 ========        ===========        ============         ============


The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1996, 1995 and 1994



                                                                     1996                 1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest and fees received                                  $ 22,409,739         $ 22,588,077         $ 20,122,519
     Interest paid                                                 (6,986,316)          (6,921,257)          (5,118,608)

Service charges, collection and exchange charges,
     commission and fees received                                   2,430,479            2,317,808            2,359,712

Cash paid to suppliers and employees                              (15,233,320)         (14,114,951)         (14,670,439)

Income taxes paid                                                    (406,448)            (809,080)            (552,721)
                                                                 ------------         ------------         ------------
          Net cash provided by operating activities                 2,214,134            3,060,597            2,140,463
                                                                 ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturity of investment securities
     held-to-maturity                                              36,998,815           19,932,559           11,000,000
     Purchase of investment securities held-to-maturity           (38,910,664)         (20,995,308)         (11,912,813)
     Proceeds from sale of investment securities
          available-for-sale                                               --            2,122,073                   --
     Purchase of investment securities available-for-sale                  --           (2,111,058)          (1,069,500)
     Net increase in loans and leases made
          to customers                                                (56,551)          (1,119,353)          (4,269,676)
     Proceeds from sale of loans                                    5,319,000            4,427,468                   --
     Capital expenditures                                            (309,438)            (447,163)            (593,534)
     Proceeds from sale of equipment                                   33,899              154,867                   --
     Purchase of other real estate                                   (194,384)            (225,000)                  --
                                                                 ------------         ------------         ------------

          Net cash provided by (used in) investing
               activities                                           2,880,677            1,739,085           (6,845,523)
                                                                 ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in demand deposits and
          savings accounts                                        (11,219,123)          (3,064,270)         (19,411,955)
     Net increase in time deposits                                  6,907,718            2,935,114            2,217,348

     Proceeds from deposit acquisitions                                    --            8,061,823                   --
     Net increase (decrease) in federal funds purchased               (58,765)            (480,000)              40,000
     Proceeds from short-term borrowings                                   --            4,000,000                   --
     Repayment of short-term borrowings                                    --           (4,097,261)                  --
     Dividends paid                                                  (106,650)            (106,650)            (106,650)
                                                                 ------------         ------------         ------------
          Net cash provided by (used in)
               financing activities                                (4,476,820)           7,248,756          (17,261,257)
                                                                 ------------         ------------         ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  617,991           12,048,438          (21,966,317)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     32,658,709           20,610,271           42,576,588
                                                                 ------------         ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 33,276,700         $ 32,658,709         $ 20,610,271
                                                                 ============         ============         ============









The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
              for the years ended December 31, 1996, 1995 and 1994

                                                                1996                1995                1994
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
   BY OPERATING ACTIVITIES:

     Net income                                          $   711,223         $ 1,043,935         $   872,340

     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation on bank premises and
               equipment                                     564,460             480,109             404,107
          Provision for loan and lease losses                810,000             700,000             765,000
          Amortization of deferred loan fees                (317,073)           (280,960)           (352,759)
          Loan fees                                          184,196             267,803             406,976

          Reduction of investment in Computer
               Systems International, Ltd.                    59,000            200,000               60,000

          (Gain) loss on investment securities
               available-for-sale                             10,000             (18,715)                 --
          Gain on investment securities
               held-to-maturity                              (25,000)                 --                  --
          Changes in -
               Interest receivable                           165,871             (40,161)           (111,598)
               Interest payable                               18,045             184,388             181,621
               Taxes payable                                  24,552            (52,500)               1,719
               Other assets                                 (148,941)           (332,888)           (141,636)
               Other liabilities                             157,801             909,586              54,693
                                                         -----------         -----------         -----------
                Total adjustments                          1,502,911           2,016,662           1,268,123
                                                         -----------         -----------         -----------


NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 2,214,134         $ 3,060,597         $ 2,140,463
                                                         ===========         ===========         ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
     Transfer from loans to real estate acquired
          through foreclosure                            $   175,330         $   168,364         $   744,602
                                                         ===========         ===========         ===========


     Loan issued for sale of other real estate           $   137,282         $        --         $        --
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.



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

    Federal regulatory requirements provide for maintenance of average cash reserves. Such reserve requirements are computed on a bi-weekly basis and amounted to $300,000 at December 31, 1996.

Investment Securities -

    Investment securities consist principally of debt instruments issued by the U.S. Treasury and other U.S. government agencies and shares held by the Company in capital stock of

               HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    the Federal Home Loan Bank of Seattle ("FHLB of Seattle") and the Federal Reserve Bank.

    Investment securities are classified in one of three categories and accounted for as follows: 1) investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; 2) investment securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) investment securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

    Gains and losses realized on the disposition of investment securities are determined using the specific identification method.

Loans Held For Sale -

    Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

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

    In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which amends Statement 65 "Accounting for Certain Mortgage Banking Activities" and requires that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. This Statement applies to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights. The adoption of this Statement did not have a material effect on the consolidated financial statements of the Company.

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

    The allowance is established through charges to earnings in the form of a provision for loan and lease losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. Loans collectively evaluated for impairment include smaller balance commercial loans, real estate loans and consumer loans $50,000 or less which are not included in the total impaired loans.

    Losses on loans and leases are charged to the allowance when collectibility becomes doubtful and the underlying collateral, if any, is inadequate to liquidate the outstanding debt. Generally, when a commercial loan is on nonaccrual status for more than 120 days, it is charged off unless it is well collateralized. When a real estate loan is placed on nonaccrual status, the underlying collateral is reevaluated or reappraised. If the loan balance exceeds the value of the collateral, the under-collateralized portion of the loan is

               HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    charged off. Loans to individuals for household, family and other personal expenditures ("consumer loans") are generally charged off when they are delinquent for more than 90 days unless a recent record of regular full payments for the last two months is evident. Direct financing leases are charged off when they are delinquent for more than 90 days.

    Recoveries on loans and leases previously charged off are added to the allowance.

Income Recognition On Impaired And Nonaccrual Loans -

    Loans and leases, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for over 90 days, unless such loans and leases are well-collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower in accordance with the contractual terms of interest and principal.

    When a loan is placed on nonaccrual status, unpaid interest accrued in the current year is reversed against current earnings, and interest accrued in the prior years is charged against the allowance for possible loan and lease losses. Subsequent collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income is recognized on a cash basis. If a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance until prior charge-offs have been fully recovered.

Premises And Equipment -

    Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the shorter of estimated economic lives or lease terms of 5-35 years for buildings and improvements and 3-25 years for furniture and equipment.

    Expenditures for maintenance, repairs and minor renewals are charged to expense; expenditures for betterments are capitalized. Property retired or otherwise disposed of is removed from the appropriate asset and related accumulated depreciation accounts. Gains and losses on sale of assets are reflected in current earnings.

               HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Values Of Financial Instruments -

    The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

    Cash and due from banks: The carrying amounts reported in the consolidated balance sheet for cash and short-term instruments approximate fair values.

               HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS







    Investment securities: Fair values of investment securities are based on quoted market prices or dealer quotes, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

    Loan and leases: For variable-rate loans that reprice at least quarterly and with no significant change in credit risk, fair values are based on carrying values. The fair values of other types of loans, such as fixed-rate loans and variable-rate loans that reprice infrequently, are estimated using discounted cash flow analyses, which utilize interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

    Deposits: The fair values of demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

    Short-term borrowings: The carrying amounts of federal funds purchased and other short-term borrowings approximate their fair values.

    Off-balance sheet commitments: The fair values of off-balance sheet commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

Per Share Data -

    Per share data is based on the weighted average number of shares of common stock outstanding during the respective years. Weighted average shares outstanding was 711,000 in 1996, 1995 and 1994.

Reclassification -

    Certain balances in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation. These reclassifications have no effect on net income as previously reported.

               HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.  INVESTMENT SECURITIES



Comparative amortized cost and fair value of investment securities at December 31, 1996 and 1995 were as follows:

                                     AMORTIZED    UNREALIZED     UNREALIZED        FAIR
                                        COST         GAINS         LOSSES          VALUE
                                                        (in thousands)
1996
Securities held-to-maturity -
     U.S. Treasury and other
       U.S. government agencies        $47,930        $148        $    71        $48,007
                                       =======        ====        =======        =======




Securities available-for-sale -
     Equity securities                 $ 1,487        $ --        $    --        $ 1,487
                                       =======        ====        =======        =======


1995
Securities held-to-maturity -
     U.S. Treasury and other
       U.S. government agencies        $44,993        $206        $    76        $45,123

     States of the U.S. and
       political subdivisions            1,000          42             --          1,042
                                       -------        ----        -------        -------
                                       $45,993        $248        $    76        $46,165
                                       =======        ====        =======        =======
Securities available-for-sale -
     Equity securities                 $ 1,497        $ --        $    --        $ 1,497
                                       =======        ====        =======        =======

               HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investment securities at December 31, 1996, by contractual maturity, excluding securities which have no stated maturity, were as follows:


                                              AMORTIZED         FAIR
                                                COST           VALUE
                                                   (in thousands)
Securities held-to-maturity -
     Due within one year                        $16,953        $16,981
     Due after one but within five years         30,977         31,026
     Due after five but within ten years             --             --
     Due after ten years                             --             --
                                                -------        -------
                                                $47,930        $48,007
                                                =======        =======

Investment securities with an aggregate book value of $48,000,000 and $44,020,000 at December 31, 1996 and 1995, respectively, were pledged as collateral for U.S. government and public funds on deposit and for other purposes required by law.





3.  INVESTMENT IN COMPUTER SYSTEMS INTERNATIONAL, LTD.

Computer services are obtained from Computer Systems International, Ltd. (CSI), a company formed to provide data processing services to financial institutions, including the Bank. At December 31, 1996, the Bank and an affiliate of a director each owned a 50% interest in this bank-service corporation. Charges for data processing services provided by CSI amounted to $729,000, $690,000 and $846,000 in 1996, 1995 and 1994, respectively.



The Bank's equity in losses of CSI amounted to $59,000, $200,000 and $60,000 in 1996, 1995 and 1994, respectively. The Bank's investment in CSI was written off as of December 31, 1996. At December 31, 1995, the Bank's investment in CSI amounted to $59,000 (included in other assets).

               HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.  LOANS AND LEASES



Loans and leases outstanding at December 31, 1996 and 1995 are summarized as follows:

                                                 1996                                      1995
                                     Book Value        Fair Value           Book Value           Fair Value
Real estate -
     Family residential            $104,791,169        $107,358,364        $106,200,103        $110,450,784
     Construction                     2,572,102           2,572,201           4,557,472           4,558,305
     Commercial property             25,850,966          26,768,768          27,646,963          27,792,909
Commercial, industrial
     and agricultural                64,804,301          64,659,442          66,020,649          65,761,616
Individuals for household,
     family and other
     personal expenditures            7,674,104           7,685,184           7,255,125           7,264,577
All other loans                         557,048             557,048             248,346             248,346
                                   ------------        ------------        ------------        ------------
                                    206,249,690         209,601,007         211,928,658         216,076,537
Direct financing leases               1,013,049           1,013,049           1,165,370           1,165,370
                                   ------------        ------------        ------------        ------------
                                    207,262,739         210,614,056         213,094,028         217,241,907
Less allowance for possible
     loan and lease losses            3,067,434                  --           3,096,433                  --
                                   ------------        ------------        ------------        ------------
                                   $204,195,305        $210,614,056        $209,997,595        $217,241,907
                                   ============        ============        ============        ============


Loans to officers, directors and their affiliates amounted to $81,000 and $80,000 at December 31, 1996 and 1995, respectively.

There were no loans pledged as collateral for U.S. government funds on deposit at December 31, 1996 and 1995.

At December 31, 1996 and 1995, the Company serviced loans for others amounting to $49,064,000 and $51,753,000, respectively. There were no loans held for sale at December 31, 1996 and 1995.

During fiscal 1996, the Company sold loans amounting to $3,819,000, including a $2,673,000 impaired loan, to an affiliate of a director. No gain or loss was recognized on the sale of these loans which were paid in full by year end.

               HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 1996 and 1995, the Company's investment in vehicle and equipment direct financing leases comprised the following:

                                                     1996                1995
Minimum lease payments receivable and
     guaranteed residual values                  $ 1,123,450         $ 1,358,737

Unearned income                                     (110,401)           (193,367)
                                                 -----------         -----------


                                                 $ 1,013,049         $ 1,165,370
                                                 ===========         ===========








As of December 31, 1996, the future minimum lease payments to be received from direct financing leases are as follows for the years ending December 31:

            1997                       $        517,000
            1998                                406,000
            1999                                191,000
            2000                                  9,000
                                       ----------------


                                       $      1,123,000
                                       ================

5.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES



An analysis of the allowance for possible loan and lease losses for the years ended December 31, 1996, 1995 and 1994 is presented below:

                                            1996                1995                1994
Balance, beginning of year              $ 3,096,433         $ 3,421,636         $ 3,129,470
Provision charged to operations             810,000             700,000             765,000
Recoveries credited to allowance            692,107              78,672              27,278
Loans and leases charged off             (1,531,106)         (1,103,875)           (500,112)
                                         ----------          ----------            --------



Balance, end of year                    $ 3,067,434         $ 3,096,433         $ 3,421,636
                                        ===========         ===========         ===========

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Nonaccrual loans amounted to approximately $3,180,000 and $6,206,000 at December 31, 1996 and 1995, respectively. There was no interest income recognized on nonaccrual loans in 1996, 1995 and 1994. Had these loans performed in accordance with their original terms, interest income of $464,000, $318,000 and $54,000 would have been recorded in 1996, 1995 and 1994, respectively.

At December 31, 1996 and 1995, the recorded investment in impaired loans amounted to approximately $3,074,000 and $6,084,000, respectively, of which $1,650,000 and $4,633,000, respectively, related to loans for which there was no valuation allowance determined in accordance with Statement No. 114 and $1,424,000 and $1,451,000, respectively, related to loans with a corresponding valuation allowance determined under Statement No. 114. The valuation allowance amounted to $253,000 and $292,000 at December 31, 1996 and 1995, respectively. For the year ended December 31, 1996 and 1995, the average recorded investment in impaired loans was approximately $3,970,000 and $2,717,000, respectively. There was no interest recognized on impaired loans in 1996 and 1995.

During fiscal 1996 and 1995, loans were written down by approximately $516,000 and $643,000, respectively, to the fair value of the collateral.

6.  PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 1996 and 1995 are summarized as follows:

                                        1996              1995
Buildings and improvements           $3,222,823        $3,218,727


Furniture and equipment               6,691,803         6,524,571
                                     ----------        ----------
                                      9,914,626         9,743,298
Less accumulated depreciation         6,014,504         5,554,255
                                     ----------        ----------
                                     $3,900,122        $4,189,043
                                     ==========        ==========

Depreciation expense on premises and equipment amounted to $564,460, $480,109 and $404,107 in 1996, 1995 and 1994, respectively.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.  DEPOSITS



Time certificates of deposit include certificates of $100,000 or more aggregating $47,945,000 at December 31, 1996 and $41,547,000 at December 31, 1995. Interest expense on such certificates was $2,197,000, $2,137,000 and $1,277,000 in 1996, 1995 and 1994, respectively.

Variable rate deposits limited to three withdrawals or less per month are classified as savings deposits. At December 31, 1996 and 1995, such deposits aggregated $42,241,000 and $37,129,000, respectively.

8.  SHORT-TERM BORROWINGS

Short-term borrowings consist of U.S. Treasury tax and loan collections on deposit with the Company. Such deposits bear interest (5.15% at December 31, 1996 and 1995) and are due on demand.

The Bank maintains a line of credit with the FHLB of Seattle equal to 10% of total assets, including a cash management agreement line of 5%. There were no borrowings at December 31, 1996 and 1995.

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

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1996, the aggregate minimum rental commitments under noncancelable leases are as follows for the years ending December 31:

                                    LEASE
                                    RENTAL
     1997                       $ 2,253,000

     1998                         1,933,000

     1999                         1,893,000

     2000                         1,900,000

     2001                         1,823,000

    Thereafter                   24,483,000
                                -----------

                                $34,285,000
                                ===========

Where future rentals are subject to renegotiation, the minimum amounts shown above are based on the latest rents.

Rent expense was $2,366,000 in 1996, $2,294,000 in 1995 and $2,125,000 in 1994,
net of sublease income of $59,000 in 1996 and $46,000 in 1995 and 1994. The Company leases bank and office premises from affiliated parties under leases expiring in 2024. Rent expense includes rent paid to affiliates on these leases amounting to $1,263,000 in 1996 and 1995 and $1,207,000 in 1994.

10.  SHAREHOLDERS' EQUITY

Regulatory Capital Requirements -

    The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996 and 1995, that the Company met all capital adequacy requirements to which it is subject.



                                                                        FOR CAPITAL ADEQUACY
                                      ACTUAL                                  PURPOSES
                               ---------------------                -----------------------------
                               AMOUNT          RATIO                AMOUNT                  RATIO

                              (in thousands)                        (in thousands)
DECEMBER 31, 1996
Total Capital (to Risk
     Weighted Assets)          $30,293        15.2%        >        $15,926        >         8.0%       >
                                                           -                       -                    -

Tier l Capital (to Risk
     Weighted Assets)          $27,797        14.0%        >        $ 7,963        >         4.0%       >
                                                           -                       -                    -
Tier l Capital (to
     Average Assets)           $27,797         9.5%        >        $11,764        >         4.0%       >
                                                           -                       -                    -
DECEMBER 31, 1995


Total Capital (to Risk
     Weighted Assets)          $29,794        14.4%        >        $16,604        >         8.0%       >
                                                           -                       -                    -
Tier l Capital (to Risk
     Weighted Assets)          $27,193        13.1%        >        $ 8,302        >         4.0%       >
                                                           -                       -                    -
Tier 1 Capital (to
     Average Assets)           $27,193         9.2%        >        $11,813        >         4.0%       >
                                                           -                       -                    -

                                         TO BE WELL CAPITALIZED
                                             UNDER PROMPT
                                               CORRECTIVE
                                           ACTION PROVISIONS
                                      ---------------------------
                                      Amount                Ratio

                                    (in thousands)
DECEMBER 31, 1996
Total Capital (to Risk
     Weighted Assets)               $19,908        >        10.0%
                                                   -
Tier l Capital (to Risk
     Weighted Assets)               $11,945        >         6.0%
                                                   -
Tier l Capital (to
     Average Assets)                $14,705        >         5.0%
                                                   -
DECEMBER 31, 1995


Total Capital (to Risk
     Weighted Assets)               $20,755        >        10.0%
                                                   -
Tier l Capital (to Risk
     Weighted Assets)               $12,453        >         6.0%
                                                   -
Tier 1 Capital (to
     Average Assets)                $14,766        >         5.0%
                                                   -

As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency and the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the Company's category.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

RESTRICTIONS ON RETAINED EARNINGS -

    Dividends that may be paid on the Company's common stock, as and when declared by the Board of Directors, are largely dependent upon the amount of dividends paid to the Company by its bank subsidiary. Federal law currently establishes limits on the amount of dividends that may be paid in any one year by the bank subsidiary without the prior approval of the Comptroller of the Currency. Such dividends are limited to bank net earnings for the year in which the dividend is declared together with earnings of the preceding two years as defined in the Comptroller's regulations, less any required statutory transfers of retained earnings to capital in excess of par value. At December 31, 1996, retained earnings of the Bank available for dividends without prior approval of the Comptroller of the Currency amounted to $2,302,000.


11.  INCOME TAXES



    The provision for income taxes for 1996, 1995 and 1994 consisted of the following:

                      1996              1995             1994
Current -
     Federal        $ 440,000         $ 555,000         $312,000
     Hawaii            76,000           104,000           71,000
                    ---------         ---------         --------
                      516,000           659,000          383,000
                    ---------         ---------         --------
Deferred -
     Federal          (69,000)          (32,000)          99,000
     Hawaii           (16,000)           (7,000)          23,000
                    ---------         ---------         --------
                      (85,000)          (39,000)         122,000
                    ---------         ---------         --------
                    $ 431,000         $ 620,000         $505,000
                    =========         =========         ========

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1996 and 1995, the components of the net deferred tax asset were as follows:

                                                                    1996                1995
Deferred tax asset:
     Loan and lease losses                                     $   884,000         $   895,000
     Investment in Computer Systems International, Ltd.            402,000             379,000
     Interest on nonaccrual loans                                  138,000             208,000
     Deferred loan fees and related origination costs              107,000             130,000
     Hawaii state franchise tax                                     24,000              44,000
     Net operating loss carryforwards                               20,000              20,000
     Other                                                           8,000              12,000
                                                                ----------          ----------

                                                                 1,583,000           1,688,000
                                                                ----------          ----------

Deferred tax liabilities:
     Tax over book depreciation                                   (769,000)           (741,000)
     Direct financing leases capitalized for tax                  (166,000)           (247,000)
     Excess pension contributions over expenses                   (120,000)           (155,000)
     Deferred gain on fixed assets                                 (45,000)                 --
                                                                ----------          ----------
                                                                (1,100,000)         (1,143,000)
                                                                ----------          ----------

                                                                   483,000             545,000

Valuation allowance                                               (422,000)           (399,000)
                                                               -----------         -----------
Net deferred tax asset                                         $    61,000         $   146,000
                                                               ===========         ===========

The change in the total valuation allowance for the years ended December 31, 1996 and 1995 was an increase of $23,000 and $77,000, respectively. The valuation allowance relates to the investment in Computer Systems International, Ltd. and net operating loss carryforwards.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company's effective tax rate with the statutory Federal income tax rate is as follows:

                                                          1996          1995           1994
Statutory Federal income tax rate                        34.0%          34.0%          34.0%
Tax-exempt interest income                               (1.1)          (1.6)          (1.9)
State franchise tax, net of Federal tax benefit           5.5            5.5            5.5
Change in valuation allowance                             2.0            4.6            1.6
Stock dividends                                          (2.5)          (1.4)            --
Other, net                                               (0.2)          (3.8)          (2.5)
                                                         ----           ----           ----
                                                         37.7%          37.3%          36.7%
                                                         ====            ====          ====

A consolidated Federal income tax return and a consolidated franchise tax return are filed for the Company. Prior to 1993, Hawaii National Bancshares, Inc. filed a separate State corporate income tax return from that of the Bank. Net operating losses of the Parent since inception approximating $260,000 at December 31, 1996 are available to offset future State taxable income of the Parent, if any, and expire at various dates through 2007.

12.  PENSION PLAN

The Company has a noncontributory defined benefit pension plan covering substantially all employees. Pension benefits are based upon specified percentages of employee compensation accumulated during each year of service.

Net pension expense for 1996, 1995 and 1994 was comprised of the following:

                                                1996             1995               1994
Service cost representing benefits
     earned during the year                  $ 233,162         $ 166,611         $ 195,561
Interest cost on projected benefit
     obligation                                333,025           328,762           317,978
Loss (return) on plan assets - actual         (137,621)         (566,771)          120,320
Net amortization and deferral                 (165,094)          199,273          (472,711)
                                             ---------         ---------         ---------
         Total net pension expense           $ 263,472         $ 127,875         $ 161,148
                                             =========         =========         =========

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The funded status of the plan and prepaid pension cost at December 31, 1996 and 1995 were as follows:

                                                                                    1996                1995
Actuarial present value of projected benefit obligation, based upon employment service to date and current salary levels -

     Vested employees                                                           $ 3,935,270         $ 3,549,322
                                                                                -----------         -----------
     Nonvested employees                                                             69,690              79,738
                                                                                -----------         -----------
Accumulated benefit obligation                                                    4,004,960           3,629,060

Additional amounts related to projected salary increases                            765,662             675,368
                                                                                -----------         -----------
Projected benefit obligation                                                      4,770,622           4,304,428

Plan assets available for benefits consisting of U.S. government
   and agencies bonds and money market funds                                      4,054,127           4,029,844
                                                                                -----------         -----------
Deficiency of plan assets over projected benefit
   obligation at end of year                                                       (716,495)           (274,584)
Unrecognized differences in actual plan assets and projected benefit
   obligations from that assumed                                                  1,162,609             833,156
Prior service cost not yet recognized in pension cost                               295,313             319,415
Unrecognized net assets at January 1, 1986 being amortized over 16 years           (365,440)           (438,528)
                                                                                -----------         -----------
Prepaid pension cost included in other assets                                   $   375,987         $   439,459
                                                                                ===========         ===========

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The actuarial computation of projected benefit obligations was based upon a discount rate of 7.25% at December 31, 1996, 7.0% at December 31, 1995 and 8.0% at December 31, 1994 and a rate of increase in compensation levels of 5.0% in 1996, 1995 and 1994. The expected long-term rate of return on plan assets was 7.5% in 1996, 1995 and 1994.

In 1996, the mortality assumption was changed to the 1983 Group Annuity Mortality table which resulted in an increase in the plan's accumulated benefit obligation.

The Company established a supplemental executive retirement plan (SERP) which is a nonqualified unfunded pension plan covering a select group of senior executives. The SERP provides a retirement benefit payable in the form of a life annuity to the participants which is based on a specified percentage of the participant's final average earnings less basic retirement and social security benefits. The Company recognized an actuarially determined SERP pension expense of $27,000, $25,500 and $24,000 in 1996, 1995 and 1994, respectively.

The Company also has a deferred compensation plan established under Section 401(k) of the Internal Revenue Code covering substantially all employees. Contributions to the plan by participating employees are based on a specified percentage of each covered employee's salary which are voluntary.


13.  SUPPLEMENTARY INCOME STATEMENT INFORMATION



Other operating expenses for 1996, 1995 and 1994 included the following:

                                          1996              1995             1994
Stationery and office supplies        $  394,198        $  326,084        $  367,339
Insurance                                253,991           253,338           290,559
Other                                  1,992,228         2,357,612         2,400,516
                                       ---------         ---------         ---------



Total other operating expenses        $2,640,417        $2,937,034        $3,058,414
                                      ==========        ==========        ==========

Repairs and maintenance expenditures included in occupancy expense and equipment expense amounted to $517,428, $506,272 and $478,511 in 1996, 1995 and 1994,
respectively.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS



The carrying amounts and fair values of the Company's financial instruments held or issued for purposes other than trading at December 31, 1996 and 1995 were as follows:

                                          CARRYING              FAIR
                                           AMOUNT               VALUE
1996
Cash and due from banks                 $ 17,276,700        $ 17,276,700
Federal funds sold                        16,000,000          16,000,000
Investment securities:
     Held-to-maturity                     47,929,910          48,007,000
     Available-for-sale                    1,487,003           1,487,003
Loans and leases, net                    204,195,305         210,614,056
Deposits -
     Demand deposits and savings         198,165,319         198,165,319
     Time                                 66,429,061          66,554,865
Short-term borrowings                        843,974             843,974



1995
Cash and due from banks                   18,908,709          18,908,709
Federal funds sold                        13,750,000          13,750,000
Investment securities:
     Held-to-maturity                     45,993,061          46,165,000
     Available-for-sale                    1,497,003           1,497,003
Loans and leases, net                    209,997,595         217,241,907
Deposits -
     Demand deposits and savings         209,384,442         209,384,442
     Time                                 59,521,343          59,695,532
Short-term borrowings                        902,739             902,739

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

    Off-balance sheet commitments held for purposes other than trading at December 31, 1996 and 1995 were as follows:

                                          CONTRACT AMOUNT

                                       1996               1995
Commitments to extend credit        $60,769,000        $63,671,000
Standby letters of credit             2,644,000          3,690,000
Commercial letters of credit          2,140,000            354,000

The fair values of off-balance sheet financial instruments at December 31, 1996 and 1995 were estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. At December 31, 1996 and 1995, the fair values of commitments to extend credit amounted to $30,000 and $100,000, respectively, and the fair values of letters of credit amounted to $40,000 and $55,000, respectively.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



CONCENTRATION OF CREDIT RISK -

    The Company has no significant concentrations of credit risk with any individual party, however the Bank's lending is concentrated on the island of Oahu in the State of Hawaii.

 15. Condensed Financial Information Of Hawaii National Bancshares, Inc. (PARENT COMPANY ONLY)


Condensed financial information of Hawaii National Bancshares, Inc. (Parent Company Only) as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 consists of the following:



                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                     1996               1995
Assets:

Cash on deposit with Hawaii National Bank        $   122,267        $   129,415
Investment in Hawaii National Bank                27,675,021         27,063,300



                                                 $27,797,288        $27,192,715



Shareholders' Equity:

Common stock                                     $   711,000        $   711,000

Capital in excess of par value                    12,147,676         12,147,676

Retained earnings                                 14,938,612         14,334,039
                                                  ----------         ----------
                                                 $27,797,288        $27,192,715
                                                 ===========        ===========

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                             1996                1995              1994
Dividends from Hawaii National Bank                                       $ 147,750         $   147,750         $ 147,750

Operating expenses                                                           48,248              37,356            32,390
                                                                          ---------         -----------         ---------
     Income before equity in undistributed
     income of bank subsidiary                                               99,502             110,394           115,360
Equity in undistributed income of Hawaii National
     Bank


                                                                            611,721             933,541           756,980
                                                                          ---------         -----------         ---------


Net income                                                                $ 711,223         $ 1,043,935         $ 872,340
                                                                          =========         ===========         =========



                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                             1996                1995              1994
Cash flows from operating activities:
     Dividends from Hawaii National Bank                                  $ 147,750         $   147,750         $ 147,750
     Cash paid to suppliers                                                 (48,248)            (37,241)          (32,505)
                                                                          ---------         -----------         ---------
          Net cash provided by operating activities                          99,502             110,509           115,245

Cash flows from financing activities:
     Dividends paid                                                        (106,650)           (106,650)         (106,650)
                                                                          ---------         -----------         ---------
          Net cash used in financing activities                            (106,650)           (106,650)         (106,650)
                                                                          ---------         -----------         ---------
Net (decrease) increase in cash                                              (7,148)              3,859             8,595
Cash at beginning of year                                                   129,415             125,556           116,961
                                                                          ---------         -----------         ---------

Cash at end of year                                                       $ 122,267         $   129,415         $ 125,556
                                                                          =========         ===========         =========



Reconciliation of net income to net cash provided by operating activities:

     Net income                                                           $ 711,223         $ 1,043,935         $ 872,340

     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Undistributed earnings of subsidiary                             (611,721)           (933,541)         (756,980)
     (Increase) decrease in prepaid expenses                                     --                 115              (115)
                                                                          ---------         -----------         ---------

Net cash provided by operating activities                                 $  99,502         $   110,509         $ 115,245
                                                                          =========         ===========         =========

In the above condensed financial information, the Parent's investment in Hawaii National Bank is accounted for by the equity method.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 1997.

                                  HAWAII NATIONAL BANCSHARES, INC. (Registrant)

                                  By      /s/ K.J. Luke
                                          -----------------------------
                                          K.J. Luke
                                          Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

         Signatures                                        Title                                   Date
         ----------                                        -----                                   ----
Principal Executive Officer:


       /s/ K.J. Luke                            Chairman of the Board,
----------------------------                    Director and Chief
         K.J. Luke                              Executive Officer                            March 14, 1997



Chief Financial and Accounting
Officer:


       /s/ Ernest T. Murata                     Vice President, Treasurer                    March 14, 1997
----------------------------                    and Assistant Secretary
         Ernest T. Murata


A Majority of the Board of
Directors:


       /s/ Warren K.K. Luke                     Director                                     March 14, 1997
----------------------------
         Warren K.K. Luke


       /s/ Gordon J. Mau                        Director                                     March 14, 1997
----------------------------
         Gordon J. Mau

                                INDEX TO EXHIBITS


Exhibit No.                         Exhibit

     3.1 Articles of Incorporation of Bancshares - Incorporated by reference to Exhibit 3.1 of Bancshares' Annual Report on Form 10-K for the fiscal year ended December 31, 1991 filed with the Securities and Exchange Commission.

     3.2 Amended and Restated Bylaws of Bancshares - Incorporated by reference to Exhibit 3.3 of Bancshares' Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission.

    10.1 Supplemental Executive Retirement Plan - Incorporated by reference to Exhibit 10.1 of Bancshares' Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission.

     21 Subsidiaries of Bancshares: The only subsidiary of Bancshares is Hawaii National Bank, a National Banking Association.

     27            Financial Data Schedules