Form 10-Q
period 1997-03-31
HAWAII NATIONAL BANCSHARES INC
filed 1997-05-08
CIK 805304

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1997

                                       or

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

Common Stock, $1 Par Value; outstanding at March 31, 1997 - 711,000 shares

                               TABLE OF CONTENTS

                                                                                                       Page
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

                Consolidated Balance Sheets - March 31, 1997,
                   December 31, 1996 and March 31, 1996 (Unaudited)   . . . . . . . . . . . . . . . . .  3

                Consolidated Statements of Income - Three months
                   ended March 31, 1997 and 1996 (Unaudited)  . . . . . . . . . . . . . . . . . . . . .  4

                Consolidated Statements of Cash Flows - Three months
                   ended March 31, 1997 and 1996 (Unaudited)  . . . . . . . . . . . . . . . . . . . . .  5

                Notes to Consolidated Financial Statements (Unaudited)  . . . . . . . . . . . . . . . .  6

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

EXHIBIT INDEX   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                         PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements


                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              MARCH 31, 1997, DECEMBER 31, 1996 AND MARCH 31, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    MARCH 31   DECEMBER 31  MARCH 31
                                                      1997        1996        1996
                                                    --------    --------    --------
ASSETS:
    Cash and due from banks                          $18,561     $17,277     $16,570
    Federal funds sold                                20,250      16,000      15,000
    Investment securities
      Held-to-maturity (fair value of $48,550,        48,931      47,930      46,991
        $48,007 and $46,933, respectively)
      Available-for-sale                               1,760       1,487       1,497
    Loans and leases                                 205,703     207,262     207,327
      Less allowance for possible loan
        and lease losses (note 2)                      3,198       3,067       3,037
                                                    --------    --------    --------
                                                     202,505     204,195     204,290

    Premises and equipment                             3,774       3,900       4,115
    Other assets                                       4,534       5,236       5,196
                                                    --------    --------    --------
        Total assets                                $300,315    $296,025    $293,659
                                                    ========    ========    ========
LIABILITIES:
    Deposits -
      Demand                                         $90,347     $88,133     $85,918
      Savings                                        112,268     110,032     115,959
      Time                                            67,465      66,429      62,316
                                                    --------    --------    --------
        Total deposits                               270,080     264,594     264,193

    Short-term borrowings                              1,000         844         838
    Other liabilities                                  1,386       2,790       1,356
                                                    --------    --------    --------
        Total liabilities                            272,466     268,228     266,387

SHAREHOLDERS' EQUITY (note 3):
    Common stock, par value $1 per share;
    Authorized - 10,000,000 shares
    Issued and outstanding - 711,000 shares              711         711         711
    Capital in excess of par value                    12,148      12,148      12,148
    Retained earnings                                 14,990      14,938      14,413
                                                    --------    --------    --------
        Total shareholders' equity                    27,849      27,797      27,272
                                                    --------    --------    --------
        Total liabilities and shareholders' equity  $300,315    $296,025    $293,659
                                                    ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED MARCH 31
                                                         ----------------------------
                                                           1997                1996
                                                         -------              -------
INTEREST INCOME:
  Interest and fees on loans                              $4,597               $4,826
  Interest on direct financing leases                         23                   29
  Interest on Federal funds sold                             234                  168
  Interest on investment securities-
    Taxable                                                  731                  644
    Exempt from Federal income tax                            --                   19
                                                          ------               ------
      Total interest income                                5,585                5,686
                                                          ------               ------
INTEREST EXPENSE:
  Deposits                                                 1,647                1,757
  Short-term borrowings                                       10                   10
                                                          ------               ------
      Total interest expense                               1,657                1,767
                                                          ------               ------
      Net interest income                                  3,928                3,919

PROVISION FOR LOAN AND LEASE LOSSES (note 2)                 180                  225
                                                          ------               ------
      Net interest income after provision for
        loan and lease losses                              3,748                3,694
                                                          ------               ------
OTHER INCOME:
  Service charges on deposit accounts                        272                  271
  Other service charges, collection and
    exchange charges, commissions and fees                   483                  431
                                                          ------               ------
                                                             755                  702
                                                          ------               ------
OTHER EXPENSES:
  Salaries and employee benefits                           2,151                2,050
  Occupancy expense of bank premises                       1,102                1,086
  Other operating expenses                                   992                  967
                                                          ------               ------
                                                           4,245                4,103
                                                          ------               ------
      Income before income taxes                             258                  293

INCOME TAX PROVISION                                         100                  107
                                                          ------               ------
      Net Income                                            $158                 $186
                                                          ======               ======
PER SHARE DATA:
  Net income                                               $0.22                $0.26
  Cash dividend                                            $0.15                $0.15
  Average shares outstanding                             711,000              711,000

The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                            THREE MONTHS ENDED MARCH 31
                                                                            ---------------------------
                                                                                1997             1996
                                                                             --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest and fees received                                                   $5,402           $5,532
  Interest paid                                                                (1,665)          (1,691)
  Service charges, collection and exchange charges,
    commission and fees received                                                  755              702
  Cash paid to suppliers and employees                                         (3,269)          (3,586)
  Income taxes paid                                                               (18)             (26)
                                                                              -------          -------
          Net cash provided by operating activities                             1,205              931
                                                                              -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of investment securities held-to-maturity              4,003            6,003
  Purchase of investment securities held-to-maturity                           (5,004)          (7,001)
  Purchase of investment securities available-for-sale                           (273)              --
  Net decrease in loans and leases made to customers                            1,566            2,802
  Proceeds from sale of loans                                                      --            2,819
  Capital expenditures                                                            (19)             (66)
  Proceeds from sale of equipment                                                  --                2
  Purchase of other real estate owned                                              --             (194)
                                                                              -------          -------
          Net cash provided by investing activities                               273            4,365
                                                                              -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits and savings accounts               2,970           (9,008)
  Net increase in time deposits                                                 1,036            2,795
  Net increase (decrease) in short-term borrowings                                156              (65)
  Dividends paid                                                                 (106)            (106)
                                                                              -------          -------
          Net cash provided by (used in) financing activities                   4,056           (6,384)
                                                                              -------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            5,534           (1,088)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               33,277           32,658
                                                                              -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $38,811          $31,570
                                                                              =======          =======
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Net Income                                                                   $158             $186
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation on bank premises and equipment                               144              138
        Provision for loan and lease losses                                       180              225
        Amortization of deferred loan fees                                        (55)            (138)
        Changes in -
          Interest receivable                                                    (128)             (16)
          Interest payable                                                         (8)              76
          Taxes payable                                                            82               81
          Other assets                                                            829              269
          Other liabilities                                                         3              110
                                                                              -------          -------
Net cash provided by operating activities                                      $1,205             $931
                                                                              =======          =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Transfer from loans to real estate acquired through foreclosure                --             $175
                                                                              =======          =======

The accompanying notes are an integral part of the consolidated financial statements.

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results anticipated for the year ending December 31, 1997. For additional information, refer to the consolidated financial statements and footnotes thereto included in Hawaii National Bancshares, Inc.'s annual report on Form 10-K for the year ended December 31, 1996.

2.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

                                              THREE MONTHS ENDED MARCH 31
                                              ---------------------------
(in thousands)                                      1997        1996
                                                   ------      ------
Balance, beginning of period                       $3,067      $3,096
Provision charged to operations                       180         225
Loans and leases charged-off                          (60)       (340)
Recoveries credited to allowance                       11          56
                                                   ------      ------
   Net charge-offs                                    (49)       (284)
                                                   ------      ------
Balance, end of period                             $3,198      $3,037
                                                   ======      ======

    The following table presents information on the recorded investment in impaired loans for the dates indicated:

                                                                 MARCH 31   DECEMBER 31  MARCH 31
(IN THOUSANDS)                                                     1997        1996        1996
                                                                 ---------  -----------  --------
Impaired loans for which there is a related allowance             $1,858      $1,424        $729
Impaired loans for which there is no related allowance             1,465       1,650       2,427
                                                                  ------      ------      ------
Total recorded investment                                         $3,323      $3,074      $3,156
                                                                  ======      ======      ======

    The average recorded investment in impaired loans was $3,042,000 for the three months ended March 31, 1997, $3,970,000 for the year ended December 31, 1996 and $3,116,000 for the three months ended March 31, 1996. Interest income on impaired loans is recognized in accordance with the Company's nonaccrual loan policy. There was no interest income recognized on impaired loans during these periods.

3.  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                               THREE MONTHS ENDED MARCH 31
                                               ---------------------------
(IN THOUSANDS)                                     1997        1996
                                                  -------     -------
Balance, beginning of period                      $27,797     $27,192
Net income                                            158         186
Cash dividends                                       (106)       (106)
                                                  -------     -------
Balance, end of period                            $27,849     $27,272
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

LOCAL ECONOMY

         Hawaii's economy is expected to remain generally weak in 1997. While tourism has been leading the recovery, in recent months, Hawaii's largest industry has experienced a decline in visitor arrivals and shorter average stays. Further, as the yen continues to weaken against the dollar, there is concern that fewer Japanese tourists will visit Hawaii and those that do will spend less, resulting in lower revenues for local retailers. The lack of job creation continues to be a major drag on both the local economy and the local real estate market. During the first quarter of 1997, bankruptcy filings increased 68%, compared to the same period in 1996. The median price for a single-family home on Oahu in March 1997 was $305,000, a decline of 6.2% from $325,000 in March 1996. The median price for a condominium on Oahu was $150,000, down 21.1% from $190,000 a year ago.

HIGHLIGHTS

         The Company reported net income of $158,000 for the three months ended March 31, 1997, a decrease of $28,000 or 15.1% from the comparable period in 1996. The lower results were primarily due to an increase in other expenses, partly offset by an increase in other income and a decrease in the provision for loan and lease losses. Earnings per share were $0.22 for the first quarter of 1997, compared to $0.26 for the same quarter a year ago.

         Total assets increased from $296,025,000 at December 31, 1996 to $300,315,000 at March 31, 1997. Loans and leases ended the first quarter of 1997 at $205,703,000, a decline from $207,262,000 at year-end 1996. Deposits grew $5,486,000 to $270,080,000 at March 31, 1997 from December 31, 1996.
Leverage and risk-based capital ratios continued to exceed regulatory requirements by a substantial margin.

         At March 31, 1997, noncurrent loans and leases totaled $4,053,000, representing 2.0% of total loans and leases, compared to $3,392,000 or 1.6% at December 31, 1996. Net charge-offs declined to $49,000 for the first quarter of 1997, compared to $284,000 for the same period last year.

         In May 1997, the Bank will open a new branch in the Times Square Shopping Center in Pearl City on Oahu, which will provide the Bank with an opportunity to expand its loan and deposit base. Based on past experience, initially new branches have an adverse impact on earnings until the volume of business grows to cover overhead expenses. This may be mitigated to some extent since staffing for the new branch is expected to be accomplished internally.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three months ended March 31, 1997 was $3,928,000, compared to $3,919,000 for the respective period in 1996. During the quarter, a reduction in interest expense offset a decline in interest income. The average net interest margin for the first quarters of 1997 and 1996 was 5.84% and 5.83%, respectively.

         Interest income for the three months ended March 31, 1997 decreased $101,000 or 1.8% from the comparable period in 1996. The lower results were due to a decline in interest and fees on loans, partly offset by an increase in interest on federal funds sold and investment securities. The average yield on interest-earning assets for the first quarter of 1997 was 8.30%, compared to 8.46% for the same period in 1996.

         Interest expense for the three months ended March 31, 1997 declined $110,000 or 6.2%, compared to the same period a year earlier. The improvement was attributable to a decrease in interest expense on deposits. The average rate paid on deposits and interest-bearing liabilities for the quarter was 3.26%, compared to 3.46% for the same period in 1996.

         On March 25, 1997, the Federal Reserve raised its target for the federal funds rate by 25 basis points, the first increase in more than two years. The Bank has an asset-sensitive balance sheet, which means that interest-earning assets tend to reprice faster than interest- bearing liabilities. Thus, net interest income should benefit if interest rates continue to rise.

Other Income and Expenses

         Other income for the three months ended March 31, 1997 increased $53,000, or 7.5%, compared to the same quarter in the prior year. The increase was primarily due to the collection of rental income from other real estate owned.

         Other expenses consist primarily of salaries and employee benefits, occupancy expense and other operating expenses. For the three months ended March 31, 1997, other expenses increased $142,000 or 3.5%, compared to the same period last year.

         Salaries and employee benefits for the first quarter of 1997 increased $101,000 or 4.9%, over the same period a year earlier. The growth in this category reflected normal merit and inflationary adjustments which were adopted to keep the Bank's salary and benefit packages competitive. The Bank continues to closely monitor increases in staff. The number of full-time equivalent employees totaled 217 at March 31, 1997 and 219 at March 31, 1996.

         Occupancy expenses for the three months ended March 31, 1997 rose $16,000 or 1.5% from the comparable period in 1996. The increase was attributable to higher repair costs, taxes and depreciation charges.

         Other operating expenses for the first quarter of 1997 increased $25,000 or 2.6%, compared to same period a year ago. Included in other expenses are data processing fees paid to Computer Systems International, Ltd. ("CSI"), a company formed to provide computer services to financial institutions including the Bank. An affiliate of a director and the Bank each own a 50% interest in this bank service corporation. Data processing fees paid to CSI amounted to $189,087 and $178,064 for the first three months of 1997 and 1996, respectively.

Income Taxes

         The Company's federal and state income tax provision for the first quarter of 1997 was $100,000, compared to $107,000 for the same quarter a year ago. The effective income tax rates for these periods was 38.8% and 36.5%, respectively. The higher rate in the quarter reflected the absence of tax exempt investment income, compared to the same period in 1996.

FINANCIAL CONDITION

Deposits

         At March 31, 1997, total deposits were $270,080,000, compared to $264,594,000 at December 31, 1996, and $264,193,000 at March 31, 1996.
Noninterest-bearing demand deposits ended the quarter $2,394,000 above the balance reported at year-end 1996. Interest-bearing demand deposits at quarter-end were virtually unchanged from December 31, 1996. Savings and time deposits increased $2,236,000 and $1,036,000, respectively, over year-end 1996 levels.

         The following table presents the distribution of the Bank's deposit accounts for the dates indicated.


                                March 31, 1997               December 31, 1996              March 31, 1996
                             ---------------------        ----------------------        ----------------------
                                 Balance        %             Balance        %             Balance        %
                             ------------    -----        ------------    -----         ------------    ------
Noninterest-bearing demand  $  62,383,000     23.1%      $  59,989,000     22.7%       $  56,466,000     21.4%
Interest-bearing demand        27,964,000     10.3          28,144,000     10.6           29,452,000     11.1
Savings                       112,268,000     41.6         110,032,000     41.6          115,959,000     43.9
Time                           67,465,000     25.0          66,429,000     25.1           62,316,000     23.6
                             ------------    -----        ------------    -----         ------------    -----
   Total deposits            $270,080,000    100.0%       $264,594,000    100.0%        $264,193,000    100.0%
                             ============    ======       ============    ======        ============    ======



         Since March 31, 1996, time deposits, as a percentage of total deposits, have grown from 23.6% to 25.0% as of March 31, 1997. Meanwhile, over the same period, savings deposits have declined from 43.9% to 41.6%. This change in the deposit mix has increased deposit costs for the Bank. The average rates paid on savings and time deposits for the first quarter of 1997 were 2.76% and 4.78%, respectively.

         Included in time deposits are certificates of deposits ("CDs") purchased by the State of Hawaii, its counties and other government agencies. Historically, these CDs have been a stable source of funds for the Bank and are considered to be core deposits. At March 31, 1997,

December 31, 1996, and March 31, 1996, public time deposits totaled $32,453,000, $32,192,000, and $31,455,000, respectively, representing 12.0%,
12.2%, and 11.9% of the Bank's total deposits.

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

         At March 31, 1997, the book and fair value of the held-to-maturity portfolio was $48,931,000 and $48,550,000, respectively. As of the same date, the book and fair value of the available-for-sale portfolio was $1,760,000. The Bank had no trading securities as of March 31, 1997. During the first quarter of 1997, there were no sales or transfers of investment securities between the held-to-maturity, available-for- sale or trading categories.

Loan Portfolio and Loan Concentrations

         At March 31, 1997, loans and leases were $205,703,000, compared to $207,262,000 at year-end 1996 and $207,327,000 at March 31, 1996. During the quarter, growth in the portfolio continued to be constrained by a weak local economy. The Bank had no significant concentrations of credit with any individual party; however, its lending was concentrated on the island of Oahu.

         The following table presents the composition of the Bank's loan and lease portfolio at the dates indicated.


                                March 31, 1997            December 31, 1996             March 31, 1996
                            ----------------------      ----------------------      -----------------------
                                Balance        %            Balance        %            Balance        %
                            ------------     -----      ------------     -----      ------------     ------
Real estate
    Family residential      $104,618,000      50.9%     $104,791,000      50.5%     $104,324,000      50.4%
    Construction               2,880,000       1.4         2,572,000       1.2         3,603,000       1.7
    Commercial property       26,509,000      12.9        25,851,000      12.5        26,561,000      12.8
                            ------------     -----      ------------     -----      ------------     -----
         Total               134,007,000      65.2       133,214,000      64.2       134,488,000      64.9
Commercial, industrial
     and agricultural         63,069,000      30.7        64,804,000      31.3        64,130,000      31.0
Consumer                       7,280,000       3.5         7,674,000       3.7         7,276,000       3.5
All other loans                  437,000       0.2           557,000       0.3           304,000       0.1
Direct financing leases          910,000       0.4         1,013,000       0.5         1,129,000       0.5
                            ------------     -----      ------------     -----      ------------     -----
         Total              $205,703,000     100.0%     $207,262,000     100.0%     $207,327,000     100.0%
                            ============     ======     ============     ======     ============     ======

Loan Portfolio Risk Elements and Other Real Estate Owned

         Noncurrent loans and leases consist of loans and leases that are past due for 90 days or more and still accruing interest and loans and leases on nonaccrual status. At March 31, 1997, noncurrent loans and leases amounted to $4,053,000, representing 2.0% of loans and leases outstanding, compared to $3,392,000, or 1.6%, at December 31, 1996, and $3,427,000, or 1.7%, at March
31, 1996. Most of the credits in this category are collateralized by real estate. The Bank had no restructured loans or leases as of March 31, 1997, December 31, 1996 or March 31, 1996.

         Other real estate owned ("OREO"), which is included in other assets, decreased from $1,356,000 at March 31, 1996 to $1,219,000 at March 31, 1997.
The OREO portfolio consisted of a commercial property and two residential condominiums. At March 31, 1997, the market values of these properties, less estimated selling costs, exceeded their respective carrying values. There was no reserve required for the periods ended March 31, 1997, December 31, 1996 and March 31, 1996.

         The following table presents information on noncurrent loans and leases and OREO for the dates indicated:


                                                        March 31           December 31           March 31
                                                         1997                 1996                1996
                                                     -----------          ------------         ------------
    Noncurrent
         Past due 90 days or more                    $   595,000          $   212,000          $     6,000
         Nonaccrual                                    3,458,000            3,180,000            3,421,000
                                                     -----------          -----------          -----------
             Total                                   $ 4,053,000          $ 3,392,000          $ 3,427,000
                                                     ===========          ===========          ===========
    OREO                                             $ 1,219,000          $ 1,219,000          $ 1,356,000
                                                     ===========          ===========          ===========

    Note:    Impaired loans are included in nonaccrual loans and leases.


Provision and Allowance for Loan and Lease Losses

         During the three months ended March 31, 1997, the Bank provided $180,000 for possible loan losses, compared to $225,000 for the three months ended March 31, 1996.

         Gross charge-offs declined to $60,000 for the three months ended March 31, 1997, compared to $340,000 for the same period in 1996. Most of the charge-offs in the current period were loans under $3,000. Comparatively, nearly 75% of the losses in last year's period were attributable to two credits. Recoveries totaled $11,000 and $56,000 for the first quarter of 1997 and 1996, respectively. This brought net charge-offs for the first three months of 1997 to $49,000, well below the $284,000 reported for the same period in 1996. The annualized ratio of net charge-offs to average loans and leases for the first quarter of 1997 was 0.10%, compared to 0.53% for the same period a year earlier.

         At March 31, 1997, the allowance for loan and lease losses stood at $3,198,000, compared to $3,067,000 at December 31, 1996 and $3,037,000 at March
31, 1996. The ratio of the allowance to total loans and leases outstanding was 1.55%, 1.48% and 1.46% at March 31, 1997, December 31, 1996 and March 31, 1996,
respectively. While the reserve represented 78.9% of noncurrent loans and leases at quarter-end, in the opinion of management, it remained at a sufficient level to absorb potential losses. As was noted earlier, the majority of the loans and leases in the noncurrent category are collateralized by real estate.

Liquidity

         The Bank has adequate liquidity to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs and meet obligations and commitments on a timely basis. The Bank has no brokered deposits. It has generally been a net seller of federal funds. The Bank has a line of credit with the Federal Home Loan Bank of Seattle equal to 10% of total assets, including a cash management agreement line of 5%. There were no borrowings at March 31, 1997. This facility enhances the Bank's asset and liability management by providing an alternative source of liquidity.

         For the first three months of 1997, net cash provided by operating activities was $1,205,000. Net cash provided by investing activities was $273,000, largely due to a net decrease in loans and leases. Net cash provided by financing activities was $4,056,000, due primarily to a net increase in deposits.

Shareholders' Equity and Capital Resources

         Shareholders' equity totaled $27,849,000 at March 31, 1997, an increase of $52,000 from December 31, 1996 and $577,000 from March 31, 1996. The growth in equity was achieved through retention of earnings after payment of cash dividends of $106,650. Book value per share increased to $39.17 at March 31, 1997, compared to $39.10 and $38.36 at December 31, 1996 and March 31, 1996, respectively.

         In order to be considered well-capitalized by the bank regulatory agencies, an institution must have at minimum a 5.0% leverage ratio, a Tier 1 risk-based capital ratio of 6.0% and a total capital ratio of 10.0%. The Company's leverage ratio was 9.51% at March 31, 1997; 9.45% at December 31, 1996; and 9.29% at March 31, 1996. At March 31, 1997, the Company's Tier 1 and total capital ratios were 14.10% and 15.35%, respectively, compared to 13.96% and 15.22% at December 31, 1996; and 13.55% and 14.80% at March 31, 1996.

Effect of New Accounting Standard

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. Earlier application is not permitted. This Statement requires disclosing basic and diluted earnings per share for all years presented in the income statement. The adoption of this Statement is not anticipated to have a material impact on the consolidated financial statements of the Company.

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


                                             HAWAII NATIONAL BANCSHARES, INC.
                                                       (Registrant)



Date      May 6, 1997               By             /s/Warren K.K. Luke
     ---------------------               ------------------------------------
                                                      Warren K.K. Luke
                                                          President



Date      May 6, 1997               By           /s/Ernest T. Murata
     ---------------------               ------------------------------------
                                                      Ernest T. Murata
                                                 Vice President, Treasurer,
                                                   Assistant Secretary and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit Number                                    Description
--------------                                    -----------

    27                                         Financial Data Schedule