Form 10-Q
period 1997-06-30
HAWAII NATIONAL BANCSHARES INC
filed 1997-08-08
CIK 805304

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from       to
                                                            -------  -------

                         Commission File Number 0-15508

                        HAWAII NATIONAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

            HAWAII                                      99-0250218
    (State of incorporation)                 (IRS Employer Identification No.)

  45 NORTH KING STREET, HONOLULU, HAWAII                   96817
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

                                            Yes  X  No
                                               -----  -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest date is:

Common Stock, $1 Par Value; outstanding at June 30, 1997 - 711,000 shares

                                TABLE OF CONTENTS

                                                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets - June 30, 1997, December 31, 1996
                           and June 30, 1996 (Unaudited) .................................................... 3

                  Consolidated Statements of Income - Three and six months ended
                           June 30, 1997 and 1996 (Unaudited) ............................................... 4

                  Consolidated Statements of Cash Flows - Six months ended June
                           30, 1997 and 1996 (Unaudited) .................................................... 5

                  Notes to Consolidated Financial Statements (Unaudited) .................................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ................................................................. 7

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ................................................14

Item 6.  Exhibits and Reports on Form 8-K ...................................................................14

SIGNATURES ..................................................................................................14

EXHIBIT INDEX ...............................................................................................15

                          PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

                HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               JUNE 30, 1997, DECEMBER 31, 1996 AND JUNE 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  JUNE 30        DECEMBER 31          JUNE 30
                                                                   1997              1996               1996
                                                                --------           --------           --------
ASSETS:
     Cash and due from banks                                    $ 17,491           $ 17,277           $ 17,680
     Federal funds sold                                           20,250             16,000             11,000
     Investment securities
         Held-to-maturity (fair value of $46,981,                 46,982             47,930             46,988
              $48,007 and $46,784, respectively)
         Available-for-sale                                        1,760              1,487              1,497
     Loans and leases                                            205,589            207,262            205,208
         Less allowance for possible loan
              and lease losses (Note 2)                            3,210              3,067              3,053
                                                                --------           --------           --------
                                                                 202,379            204,195            202,155

     Premises and equipment                                        3,755              3,900              3,995
     Other assets                                                  5,392              5,236              5,020
                                                                --------           --------           --------

              Total assets                                      $298,009           $296,025           $288,335
                                                                ========           ========           ========

LIABILITIES:
     Deposits -
         Demand                                                 $ 90,052           $ 88,133           $ 84,821
         Savings                                                 107,823            110,032            109,971
         Time                                                     69,497             66,429             63,906
                                                                --------           --------           --------
              Total deposits                                     267,372            264,594            258,698

     Short-term borrowings                                         1,000                844              1,000
     Other liabilities                                             1,750              2,790              1,249
                                                                --------           --------           --------
              Total liabilities                                  270,122            268,228            260,947

SHAREHOLDERS' EQUITY  (Note 3):
     Common stock, par value $1 per share;
     Authorized - 10,000,000 shares
     Issued and outstanding - 711,000 shares                         711                711                711
     Capital in excess of par value                               12,148             12,148             12,148
     Retained earnings                                            15,028             14,938             14,529
                                                                --------           --------           --------
              Total shareholders' equity                          27,887             27,797             27,388
                                                                --------           --------           --------

              Total liabilities and shareholders' equity        $298,009           $296,025           $288,335
                                                                ========           ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                          FOR THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 1997 AND 1996
                      (IN THOUSANDS,EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30                   JUNE 30
                                                         ---------------------     ---------------------
                                                            1997         1996         1997         1996
                                                         --------     --------     --------     --------
INTEREST INCOME:
     Interest and fees on loans                          $  4,669     $  4,657     $  9,266     $  9,483
     Interest on direct financing leases                       21           27           43           55
     Interest on Federal funds sold                           250          207          485          376
     Interest on investment securities-
         Taxable                                              749          653        1,476        1,297
         Exempt from Federal income tax                      --             19         --             38
                                                         --------     --------     --------     --------
            Total interest income                           5,689        5,563       11,270       11,249
                                                         --------     --------     --------     --------

INTEREST EXPENSE:
     Deposits                                               1,680        1,707        3,326        3,464
     Short-term borrowings                                     12           10           23           20
                                                         --------     --------     --------     --------
            Total interest expense                          1,692        1,717        3,349        3,484
                                                         --------     --------     --------     --------
            Net interest income                             3,997        3,846        7,921        7,765

PROVISION FOR LOAN AND LEASE LOSSES (Note 2)                  180          225          360          450
                                                         --------     --------     --------     --------
            Net interest income after provision
                for loan and lease losses                   3,817        3,621        7,561        7,315
                                                         --------     --------     --------     --------

OTHER INCOME:
     Service charges on deposit accounts                      271          277          543          548
     Other service charges, collection and
         exchange charges, commissions and fees               462          507          946          938
                                                         --------     --------     --------     --------
                                                              733          784        1,489        1,486
                                                         --------     --------     --------     --------

OTHER EXPENSES:
     Salaries and employee benefits                         2,167        2,087        4,319        4,137
     Occupancy expense of bank premises                     1,124        1,073        2,225        2,159
     Other operating expenses                               1,196        1,068        2,184        2,035
                                                         --------     --------     --------     --------
                                                            4,487        4,228        8,728        8,331
                                                         --------     --------     --------     --------
            Income before income taxes                         63          177          322          470

INCOME TAX PROVISION                                           25           61          125          168
                                                         --------     --------     --------     --------

            Net income                                   $     38     $    116     $    197     $    302
                                                         ========     ========     ========     ========

PER SHARE DATA:
     Net income                                          $   0.05     $   0.16     $   0.28     $   0.42
     Cash dividend                                       $   0.00     $   0.00     $   0.15     $   0.15
     Average shares outstanding                           711,000      711,000      711,000      711,000

The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                       --------------------------
                                                                                         1997              1996
                                                                                       --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest and fees received                                                        $ 10,945          $ 10,978
     Interest paid                                                                       (3,464)           (3,560)
     Service charges, collection and exchange charges,
       commission and fees received                                                       1,489             1,486
     Cash paid to suppliers and employees                                                (7,237)           (7,407)
     Income taxes paid                                                                     (282)              (93)
                                                                                       --------          --------
                Net cash provided by operating activities                                 1,451             1,404
                                                                                       --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturity of investment securities held-to-maturity                    10,954            15,007
     Purchase of investment securities held-to-maturity                                 (10,006)          (16,002)
     Purchase of investment securities available-for-sale                                  (273)             --
     Net decrease in loans and leases made to customers                                   1,060             2,285
     Proceeds from sale of loans                                                            500             5,319
     Capital expenditures                                                                  (143)              (83)
     Proceeds from sale of equipment                                                       --                   3
     Purchase of other real estate owned                                                   (425)             (194)
                                                                                       --------          --------
                Net cash provided by investing activities                                 1,667             6,335
                                                                                       --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in demand deposits and savings accounts                                (1,771)          (16,092)
     Net increase in time deposits                                                        3,068             4,385
     Net increase in short-term borrowings                                                  156                97
     Dividends paid                                                                        (107)             (107)
                                                                                       --------          --------
                Net cash provided by (used in) financing activities                       1,346           (11,717)
                                                                                       --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      4,464            (3,978)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         33,277            32,658
                                                                                       --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 37,741          $ 28,680
                                                                                       ========          ========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                                        $    197          $    302
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation on bank premises and equipment                                        288               274
         Provision for loan and lease losses                                                360               450
         Amortization of deferred loan fees                                                (103)             (211)
         Changes in -
            Interest receivable                                                            (222)              (60)
            Interest payable                                                               (114)              (76)
            Taxes payable                                                                  (157)               75
            Other assets                                                                    490               489
            Other liabilities                                                               712               161
                                                                                       ========          ========
Net cash provided by operating activities                                              $  1,451          $  1,404
                                                                                       ========          ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Transfer from loans to real estate acquired through foreclosure                   $    425          $    175
                                                                                       ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION

Hawaii National Bancshares, Inc. ("Company") is a bank holding company whose wholly-owned subsidiary is Hawaii National Bank ("HNB" or the "Bank"), a national banking association. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results anticipated for the year ended December 31, 1997. For additional information, refer to the consolidated financial statements and footnotes thereto included in Hawaii National Bancshares, Inc.'s annual report on Form 10-K for the year ended December 31, 1996.


2.     ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30,                JUNE 30,
                                          --------------------      --------------------
(IN THOUSANDS)                             1997         1996         1997         1996
--------------                            -------      -------      -------      -------
Balance, beginning of period              $ 3,198      $ 3,037      $ 3,067      $ 3,096
Provision charged to operations               180          225          360          450
Loans and leases charged-off                 (225)        (277)        (285)        (617)
Recoveries on loans and leases
       previously charged-off                  57           68           68          124
                                          -------      -------      -------      -------
          Net charge-offs                    (168)        (209)        (217)        (493)
                                          -------      -------      -------      -------
Balance, end of period                    $ 3,210      $ 3,053      $ 3,210      $ 3,053
                                          =======      =======      =======      =======

The following table presents information on the recorded investment in impaired loans for the dates indicated:

                                                          JUNE 30, DECEMBER 31, JUNE 30,
(IN THOUSANDS)                                              1997       1996       1996
--------------                                             -------    ------     ------

Impaired loans for which there is a related allowance      $1,132     $1,424     $  954
Impaired loans for which there is no related allowance      2,608      1,650      2,125
                                                           ------     ------     ------
       Total recorded investment                           $3,740     $3,074     $3,079
                                                           ======     ======     ======

The average recorded investment in impaired loans for the three and six months ended June 30, 1997 was $3,417,000 and $3,014,000, respectively, compared to $2,725,000 and $2,676,000 for the same periods in 1996. Interest income on impaired loans is recognized in accordance with the Company's nonaccrual loan policy. There was no interest income recognized on impaired loans in any of the previously mentioned periods.

3.     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                       JUNE 30,                 JUNE 30,
                                 -------------------     ----------------------
(IN THOUSANDS)                    1997        1996         1997         1996
-----------------                -------     -------     --------      --------

Balance, beginning of period     $27,849     $27,272     $27,797      $27,193
Net income                            38         116         197          302
Cash dividends                      --          --          (107)        (107)
                                 -------     -------     -------      -------
Balance, end of period           $27,887     $27,388     $27,887      $27,388
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

LOCAL ECONOMY

         According to a nationwide study, Hawaii ranked last of all the states in terms of job growth from February 1992 to February 1997. During this period, the nation's employment base expanded by 11.8% while Hawaii's job count shrunk by 2.3%. The lack of job creation continues to be a major drag on both the local economy and the local real estate market. In 1996, Hawaii had the highest rate of increase of bankruptcy filings in the nation. The number of residents and businesses filing for bankruptcy in the state has increased in each of the last 10 quarters and for the first half of this year is up 54% over the same period last year. Real estate activity has remained generally sluggish with prices continuing to slide. Through the first six months of 1997, sales of existing homes on Oahu totaled 827, compared to 834 for the first half of 1996. Condominium sales for the year-to-date were 9.5% below the level recorded for the comparable period last year. The median price for a single-family home on Oahu in June was $311,300, a 4.9% decline from $327,500 in June 1996. The median price for a condominium in June was $165,000, down 9.1% from $181,500 a year earlier. Although comparable statistics are not available for commercial real estate, this market has also experienced lower activity and lower prices, particularly in the outlying areas, due to corporate downsizings, failures and migrations to other states.

HIGHLIGHTS

         The Company reported net income of $38,000, or $0.05 per share, for the three months ended June 30, 1997, compared to $116,000, or $0.16 per share, for the same period last year. Year-to-date earnings were $197,000, or $0.28 per share, compared to $302,000 or $0.42 per share, for the first half of 1996. The lower results for the quarter and year-to-date were primarily due to reductions in the carrying costs of certain properties in other real estate owned as a result of declines in market values. These adjustments approximated $135,000 and were recognized through charges to other operating expenses, which directly impacted current earnings.

         Total assets increased from $296,025,000 at December 31, 1996 to $298,009,000 at June 30, 1997. Loans and leases ended the quarter at $205,589,000, slightly below the $207,262,00 reported at year-end 1996. Deposits increased $2,778,000 to $267,372,000 at June 30, 1997 from December 31, 1996.
Leverage and risk-based capital ratios continued to exceed regulatory requirements by a substantial margin.

         Net charge-offs for the quarter were $168,000, bringing the total for the year-to-date to $217,000. Net charge-offs for the comparable periods in 1996 were $209,000 and $493,000, respectively. Noncurrent loans and leases increased to $3,999,000 at June 30, 1997 from $3,392,000 at year-end 1996. The increase was primarily due to a commercial mortgage loan relationship approximating $1,022,000 that was placed on nonaccrual in the second quarter.

         In May 1997, the Bank opened a new branch in the Times Square Shopping Center in Pearl City on Oahu, which will provide it with an opportunity to expand its loan and deposit base. Based on past experience, initially new branches have an adverse impact on earnings until the volume of new business grows to cover overhead expenses.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three and six months ended June 30, 1997 increased $151,000 or 3.9% and $156,000 or 2.0%, respectively, from the comparable periods in 1996. The improvement for the quarter was primarily due to higher interest income on investment securities and federal funds sold. The increase for the year-to-date was mainly due to lower interest expense on deposits.

         The average net interest margin improved to 5.84% for the second quarter of 1997 from 5.70% reported for the second quarter of 1996. The increase was principally due to higher average asset yields, which resulted from a general increase in market interest rates. Net interest margin for the year-to-date increased to 5.84% from 5.77% for the same period last year. The higher margin was primarily due to a lower average cost of funds.

         The average yield on interest-earning assets rose to 8.31% for the second quarter of 1997 from 8.25% for the comparable quarter a year ago. For the first half of 1997 and 1996, the average yield was 8.31% and 8.36%, respectively. The average cost of funds for the quarter declined to 3.31% from 3.36% for the same period in 1996. The year-to-date average cost of funds for 1997 and 1996 was 3.28% and 3.41%, respectively.

Other Income and Expenses

         Other income for the three months ended June 30, 1997 decreased $51,000 or 6.5%, compared to the second quarter of 1996. The decline was largely due to a decrease in other service charges, collection and exchange charges, commissions and fees. When compared to the respective period last year, other income for the first half of 1997 was virtually unchanged.

         Other expenses consist of salaries and employee benefits, occupancy expense and other operating expenses. For the three and six months ended June 30, 1997, other expenses increased $259,000 or 6.1% and $397,000 or 4.8%, respectively, compared to the same periods last year.

         Salaries and employee benefits for the three and six months ended June 30, 1997 increased $80,000 or 3.8% and $182,000 or 4.4%, respectively, over the same periods a year earlier. The growth in this category reflected normal merit and inflationary adjustments, which were adopted to keep the Bank's salary and benefit packages competitive.

         Occupancy expenses for the three and six months ended June 30, 1997 rose $51,000 or 4.8% and $66,000 or 3.1%, respectively, from the comparable period in 1996. The increase was attributable to higher repair costs, taxes and depreciation charges.

         Other operating expenses for the three and six months ended June 30, 1997 increased $128,000 or 12.0% and $149,000 or 7.3%, respectively, compared to same periods a year ago. The increase was primarily due to writedowns approximating $135,000 of certain properties in other real estate owned as a result of declines in market value. (see Loan Portfolio Risk Elements and Other Real Estate Owned). Also included in other expenses are data processing fees paid to Computer Systems International, Ltd. ("CSI"), a company formed to provide computer services to financial institutions including the Bank. An affiliate of a director and the Bank each own a 50% interest in this bank service corporation. Data processing fees paid to CSI amounted to $378,395 and $355,364 for the first half of 1997 and 1996, respectively.

         The Bank is currently conducting an assessment of various systems to ensure the Bank will be prepared for the Year 2000 and the turn of the century. The review in progress covers vendors and service providers as well as other systems that use embedded microchips, such as automated teller machines, elevators and vaults. An upgrade to new computer hardware and software, which is Year 2000 compliant, is planned in early 1998. While the conversion will increase costs in the near-term, the enhancements to the Bank's systems are expected to result in greater operating efficiencies and improvements in service quality, which will have a positive impact on long-term future profits.

Income Taxes

         The Company's effective income tax rate for the three and six months ended June 30, 1997 was 39.7% and 38.8%, respectively, compared to 34.5% and 35.7% for the same periods last year. The higher tax rates for the quarter and year-to-date reflected the absence of tax exempt income from investment securities, compared to the same periods in 1996.

FINANCIAL CONDITION

Deposits

         At June 30, 1997, total deposits were $267,372,000, an increase from $264,594,000 at December 31, 1996 and $258,698,000 at June 30, 1996.
Noninterest-bearing demand deposits ended the quarter $1,954,000 above the balance reported at year-end 1996. The increase was primarily due to higher balances in bankruptcy and escrow fund accounts. Interest-bearing demand deposits at quarter-end remained comparable to December 31, 1996 balances. Time deposits increased $3,068,000 over year-end 1996 levels, offsetting a decline in savings deposits of $2,209,000, as customers continued to shift their funds from savings to time deposits to take advantage of higher rates. The average rate paid on savings and time deposits for the first half of 1997 was 2.75% and 4.81%, respectively. Subsequent to quarter-end, a deposit withdrawal of $15,500,000 was recorded. This reduction in deposits did not have an adverse impact upon the Bank's liquidity.

         The following table presents the distribution of the Bank's deposit accounts for the dates indicated.



                                         June 30, 1997           December 31, 1996             June 30, 1996
                                 -------------------------   -------------------------   -------------------------
                                    Balance            %        Balance            %        Balance            %
------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand       $ 61,943,000        23.2%   $ 59,989,000        22.7%   $ 56,986,000        22.0%
Interest-bearing demand            28,109,000        10.5      28,144,000        10.6      27,835,000        10.8
Savings                           107,823,000        40.3     110,032,000        41.6     109,971,000        42.5
Time                               69,497,000        26.0      66,429,000        25.1      63,906,000        24.7
                                  -----------        ----      ----------        ----      ----------        ----
         Total deposits          $267,372,000       100.0%   $264,594,000       100.0%   $258,698,000       100.0%
                                 ============       ======   ============       ======   ============       ======
------------------------------------------------------------------------------------------------------------------


         Included in time deposits are certificates of deposits ("CD") purchased by the State of Hawaii, its counties and other government agencies. Historically, these CDs have been a stable source of funds for the Bank and are considered to be core deposits. At June 30, 1997, December 31, 1996, and June 30, 1996, public time deposits totaled $32,548,000, $32,192,000, and
$30,925,000, respectively, representing 12.2%, 12.2%, and 12.0% of the Bank's total deposits.

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

         At June 30, 1997, the book and fair value of the held-to-maturity portfolio was $46,982,000 and $46,981,000, respectively. As of the same date, the book and fair value of the available-for-sale portfolio was $1,760,000. The Bank had no trading securities as of June 30, 1997. During the first six months of 1997, there were no sales or transfers of investment securities between the held-to-maturity, available-for-sale or trading categories.

Loan Portfolio and Loan Concentrations

         At June 30, 1997, loans and leases were $205,589,000, compared to $207,262,000 at December 31, 1996 and $205,208,000 at June 30, 1996. During the
first half of 1997, growth in the portfolio continued to be constrained by a weak local economy. The Bank had no significant concentrations of credit with any individual party; however, its lending was concentrated on the island of Oahu.

         The following table presents the composition of the Bank's loan and lease portfolio at the dates indicated.

                                         June 30, 1997            December 31, 1996            June 30, 1996
                                 -------------------------   -------------------------   -------------------------
                                    Balance            %        Balance            %        Balance            %
------------------------------------------------------------------------------------------------------------------
Real estate
         Family residential      $104,618,000        50.9%   $104,791,000        50.5%   $104,075,000        50.7%
         Construction               1,404,000         0.7       2,572,000         1.2       2,344,000         1.1
         Commercial property       26,992,000        13.1      25,851,000        12.5      26,616,000        13.0
                                  -----------        ----      ----------        ----      ----------        ----
                  Total           133,014,000        64.7     133,214,000        64.2     133,035,000        64.8
Commercial, industrial
            and agricultural       63,616,000        31.0      64,804,000        31.3      63,332,000        30.9
Consumer                            7,464,000         3.6       7,674,000         3.7       7,577,000         3.7
All other loans                       600,000         0.3         557,000         0.3         265,000         0.1
Direct financing leases               895,000         0.4       1,013,000         0.5         999,000         0.5
                                  -----------        ----      ----------        ----      ----------        ----
                  Total          $205,589,000       100.0%   $207,262,000       100.0%   $205,208,000       100.0%
------------------------------------------------------------------------------------------------------------------


Loan Portfolio Risk Elements and Other Real Estate Owned

         Noncurrent loans and leases consist of loans and leases that are past due for 90 days or more and still accruing interest and loans and leases on nonaccrual status. Most of the credits in this category are collateralized by real estate. At June 30, 1997, noncurrent loans and leases amounted to $3,999,000, representing 1.9% of loans and leases outstanding, compared to $3,392,000 or 1.6% at December 31, 1996 and $4,176,000 or 2.0% at June 30, 1996.
The increase from year-end 1996 was primarily due to a commercial mortgage loan relationship of approximately $1,022,000, which was placed on nonaccrual. The Bank had no restructured loans or leases at June 30, 1997, December 31, 1996 or June 30, 1996.

         Other real estate owned ("OREO"), which is included in other assets, is generally comprised of properties acquired through foreclosure proceedings in settlement of debts previously contracted. These assets are recorded at the lower of cost or fair market value based on current appraisals less estimated selling costs. Any excess of the carrying amount of the loan over the fair market value of the asset, net of estimated disposal costs, is charged against the allowance for loan and lease losses at the time of transfer. Subsequent to transfer, any losses on disposition or writedowns as a result of declines in the market value of specific properties are recorded as a charge to other expenses, which reduces current earnings.

         During the second quarter of 1997, a periodic re-evaluation of certain OREO properties indicated lower values due to a sluggish real estate market. Accordingly, the Bank reduced its carrying costs for those assets with a charge to other expenses of approximately $135,000 that directly impacted current earnings. At June 30, 1997, December 31, 1996 and June 30, 1996, OREO totaled $1,506,000, $1,219,000 and $1,356,000, respectively. Subsequent to quarter-end, one of the properties was sold leaving a commercial property, a single-family residence and a residential condominium remaining in the portfolio.

         The following table presents information on noncurrent loans and leases and OREO for the dates indicated:


--------------------------------------------------------------------------------
                                       June 30      December 31      June 30
                                         1997           1996           1996
--------------------------------------------------------------------------------
    Noncurrent
         Past due 90 days or more     $  115,000     $  212,000     $1,080,000
         Nonaccrual                    3,884,000      3,180,000      3,168,000
                                      ----------     ----------     ----------
                  Total               $3,999,000     $3,392,000     $4,176,000
                                      ==========     ==========     ==========
OREO                                  $1,506,000     $1,219,000     $1,356,000
                                      ==========     ==========     ==========
--------------------------------------------------------------------------------

Provision and Allowance for Loan and Lease Losses

         During the three and six months ended June 30, 1997, the Bank provided $180,000 and $360,000, respectively, for possible loan and lease losses, compared to $225,000 and $450,000 for the three and six months ended June 30, 1996.

         Net charge-offs for the quarter and year-to-date were $168,000 and $217,000, respectively, compared to $209,000 and $493,000 for the same periods in 1996. Most of the Bank's losses in the first half of 1997 and 1996 were attributable to a few credits. The annualized ratio of net charge-offs to average loans and leases for the year-to-date was 0.21%, compared to 0.47% for the same period last year.

         At June 30, 1997, the allowance for loan and lease losses stood at $3,210,000, compared to $3,067,000 at December 31, 1996 and $3,053,000 at June
30, 1996. The ratio of the allowance to total loans and leases outstanding was 1.56%, 1.48% and 1.49% at June 30, 1997, December 31, 1996 and June 30, 1996,
respectively. While the reserve represented 80.3% of noncurrent loans and leases at quarter-end, in the opinion of management, it remained at a sufficient level to absorb potential losses. As noted earlier, most of the credits in the noncurrent category are collateralized by real estate.

Liquidity

         The Bank has adequate liquidity to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs and meet obligations and commitments on a timely basis. The Bank has no brokered deposits. It has generally been a net seller of federal funds. An additional source of liquidity is provided through a line of credit with the Federal Home Loan Bank of Seattle ("FHLB") which enables the Bank to borrow up to 10% of its total assets. Included in this facility is a cash management agreement line of 5%. During the first half of 1997 and 1996, there were no borrowings from the FHLB.

         For the first six months of 1997, net cash provided by operating activities was $1,451,000. Net cash provided by investing activities was $1,667,000, largely due to sales and payoffs of loans and leases. Net cash provided by financing activities was $1,346,000, due primarily to a net inflow in time deposits, partly offset by a net outflow in demand and savings deposits.

Shareholders' Equity and Capital Resources

         Shareholders' equity totaled $27,887,000 at June 30, 1997, $27,797,000 at December 31, 1996 and $27,388,000 at June 30, 1996. The growth in equity was achieved through retention in earnings after payment of cash dividends of $106,650 in the first quarter of 1997 and 1996. Book value per share rose from $38.52 at June 30, 1996 to $39.10 at December 31, 1996 and to $39.22 at June 30,
1997.

         In order to be considered well-capitalized by the bank regulatory agencies, an institution must have at minimum a 5.0% leverage ratio, a Tier 1 risk-based capital ratio of 6.0% and a total capital ratio of 10.0%. The Company's leverage ratio was 9.47% at June 30, 1997, 9.45% at December 31, 1996, and 9.41% at June 30, 1996. At June 30, 1997, the Company's Tier 1 and total capital ratios were 14.25% and 15.51%, respectively, compared to 13.96% and 15.22% at December 31, 1996, and 13.90% and 15.16% at June 30, 1996.

EFFECT OF NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. Earlier application is not permitted. This Statement requires disclosing basic and diluted earnings per share for all the years presented in the income statement. The adoption of this Statement is not anticipated to have a material impact on the consolidated financial statements of the Company.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Since the Company has no items of other comprehensive income, the adoption of this Statement is not expected to have a material impact on the consolidated financial statements of the Company.

         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods issued to shareholders. Since the Company does not have separate operating segments, the adoption of this Statement is not expected to have a material impact on the consolidated financial statements of the Company.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders held on April 15, 1997, the shareholders voted on the election of five persons to serve as directors for the ensuing year. The table below sets forth the names of the directors elected at the meeting, as well as the number of votes cast for, against or withheld, for each of the directors nominated. There were no abstentions or unvoted shares.

                                          Votes
                                   --------------------
                                                 Against or
                   Name              For          Withheld
                   ----              ---         ----------
         K.J. Luke                 644,421          100
         Warren K.K. Luke          644,421          100
         Gordon J. Mau             644,421          100
         Tan Tek Lum               644,421          100
         Arthur S.K. Fong          644,421          100


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

                                    HAWAII NATIONAL BANCSHARES, INC.
                                               (Registrant)

Date   August 7, 1997               By /s/ WARREN K.K. LUKE
    ------------------                ------------------------------
                                         Warren K.K. Luke
                                         President


Date   August 7, 1997               By /s/ ERNEST T. MURATA
    ------------------                ------------------------------
                                         Ernest T. Murata
                                         Vice President, Treasurer,
                                         Assistant Secretary and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                 Description
--------------                 -----------
    27                         Financial Data Schedule