Form 10-Q
period 1997-09-30
HAWAII NATIONAL BANCSHARES INC
filed 1997-11-07
CIK 805304

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _______ to ______

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

                                 Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest date is:

Common Stock, $1 Par Value; outstanding at September 30, 1997 - 711,000 shares

                                TABLE OF CONTENTS

                                                                            Page

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

              Consolidated Balance Sheets - September 30, 1997,
                 December 31, 1996 and September 30, 1996 (Unaudited)......... 3

              Consolidated Statements of Income - Three and nine months
                 ended September 30, 1997 and 1996 (Unaudited)................ 4

              Consolidated Statements of Cash Flows - Nine months
                 ended September 30, 1997 and 1996 (Unaudited)................ 5

              Notes to Consolidated Financial Statements (Unaudited).......... 6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................... 8

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...................................16

SIGNATURES....................................................................16

EXHIBIT INDEX.................................................................17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
      SEPTEMBER 30, 1997, DECEMBER 31, 1996 AND SEPTEMBER 30, 1996 (DOLLARS
                      IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   SEPTEMBER 30   DECEMBER 31    SEPTEMBER 30
                                                       1997          1996            1996
                                                   ------------   -----------     -----------
ASSETS:
     Cash and due from banks                         $ 15,781       $ 17,277       $ 16,612
     Federal funds sold                                 6,750         16,000         17,750
     Investment securities
        Held-to-maturity (fair value of $46,562,       46,486         47,930         48,981
            $48,007 and $48,921, respectively)
        Available-for-sale                              1,760          1,487          1,493
     Loans and leases                                 205,470        207,262        202,444
        Less allowance for possible loan
            and lease losses (Note 2)                   3,305          3,067          3,564
                                                     --------       --------       --------
                                                      202,165        204,195        198,880

     Premises and equipment                             3,653          3,900          3,970
     Other assets                                       6,399          5,236          4,733
                                                     --------       --------       --------

            Total assets                             $282,994       $296,025       $292,419
                                                     ========       ========       ========

LIABILITIES:
     Deposits -
        Demand                                       $ 88,471       $ 88,133       $ 84,994
        Savings                                        93,315        110,032        112,642
        Time                                           69,100         66,429         64,667
                                                     --------       --------       --------
            Total deposits                            250,886        264,594        262,303

     Short-term borrowings                              1,000            844          1,000
     Other liabilities                                  3,099          2,790          1,586
                                                     --------       --------       --------
            Total liabilities                         254,985        268,228        264,889

SHAREHOLDERS' EQUIT(Note 3):
     Common stock, par value $1 per share;
     Authorized - 10,000,000 shares
     Issued and outstanding - 711,000 shares              711            711            711
     Capital in excess of par value                    12,148         12,148         12,148
     Retained earnings                                 15,150         14,938         14,671
                                                     --------       --------       --------
            Total shareholders' equity                 28,009         27,797         27,530
                                                     --------       --------       --------

            Total liabilities and shareholders'
               equity                                $282,994       $296,025       $292,419
                                                     ========       ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30             SEPTEMBER 30
                                                 ----------------------   ----------------------
                                                    1997        1996         1997         1996
                                                 ---------   ----------   ----------   ---------
INTEREST INCOME:
    Interest and fees on loans                    $  4,755     $  4,505     $ 14,021     $ 13,988
    Interest on direct financing leases                 21           23           64           79
    Interest on Federal funds sold                     144          281          629          656
    Interest on investment securities-
       Taxable                                         742          723        2,219        2,019
       Exempt from Federal income tax                 --           --           --             38
                                                  --------     --------     --------     --------
          Total interest income                      5,662        5,532       16,933       16,780
                                                  --------     --------     --------     --------

INTEREST EXPENSE:
    Deposits                                         1,634        1,745        4,961        5,209
    Short-term borrowings                               12           11           35           31
                                                  --------     --------     --------     --------
          Total interest expense                     1,646        1,756        4,996        5,240
                                                  --------     --------     --------     --------
          Net interest income                        4,016        3,776       11,937       11,540

PROVISION FOR LOAN AND LEASE LOSSE(Note 2)             180          180          540          630
                                                  --------     --------     --------     --------
          Net interest income after provision
             for loan and lease losses               3,836        3,596       11,397       10,910
                                                  --------     --------     --------     --------

OTHER INCOME:
    Service charges on deposit accounts                274          277          817          825
    Other service charges, collection and
       exchange charges, commissions and
       fees                                            604          480        1,550        1,419
    Gain on investment securities
       held-to-maturity                                  2           25            2           25
                                                  --------     --------     --------     --------
                                                       880          782        2,369        2,269
                                                  --------     --------     --------     --------

OTHER EXPENSES:
    Salaries and employee benefits                   2,252        2,061        6,570        6,198
    Occupancy expense of bank premises               1,228        1,087        3,453        3,246
    Other operating expenses                         1,052          995        3,237        3,030
                                                  --------     --------     --------     --------
                                                     4,532        4,143       13,260       12,474
                                                  --------     --------     --------     --------
          Income before income taxes                   184          235          506          705

INCOME TAX PROVISION                                    63           93          188          261
                                                  --------     --------     --------     --------

          Net income                              $    121     $    142     $    318     $    444
                                                  ========     ========     ========     ========

PER SHARE DATA:
    Net income                                    $   0.17     $   0.20     $   0.45     $   0.62
    Cash dividend                                 $   0.00     $   0.00     $   0.15     $   0.15
    Average shares outstanding                     711,000      711,000      711,000      711,000

The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (IN THOUSANDS)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                         -------------------------
                                                                           1997            1996
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Interest and fees received                                            $16,656         $16,638
    Interest paid                                                          (4,906)         (5,203)
    Service charges, collection and exchange charges,
      commission and fees received                                          2,369           2,243
    Cash paid to suppliers and employees                                  (11,836)        (11,095)
    Income taxes paid                                                        (295)           (179)
                                                                         ---------       ---------
             Net cash provided by operating activities                      1,988           2,404
                                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturity of investment securities held-to-maturity       19,957          24,039
    Purchase of investment securities held-to-maturity                    (18,511)        (26,998)
    Purchase of investment securities available-for-sale                     (273)             --
    Net decrease (increase) in loans and leases made to customers          (1,506)          5,438
    Proceeds from sale of loans                                             3,164           5,319
    Capital expenditures                                                     (188)           (196)
    Proceeds from sale of equipment                                            --               3
    Purchase of other real estate owned                                      (425)           (193)
    Proceeds from sale of other real estate                                   188             --
                                                                         ---------       ---------
             Net cash provided by investing activities                      2,406           7,412
                                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in demand deposits and savings accounts                  (17,861)        (13,250)
    Net increase in time deposits                                           2,671           5,146
    Net increase in short-term borrowings                                     156              97
    Dividends paid                                                           (106)           (106)
                                                                         ---------       ---------
             Net cash used in financing activities                        (15,140)         (8,113)
                                                                         ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (10,746)          1,703
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           33,277          32,659
                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $22,531         $34,362
                                                                         =========       =========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
    Net income                                                               $318            $444
    Adjustments to reconcile net income to net cash provided
      by operating activities:
       Depreciation on bank premises and equipment                            435             412
       Provision for loan and lease losses                                    540             630
       Amortization of deferred loan fees                                    (167)           (269)
       Gain on investment securities held-to-maturity                          (2)            (25)
       Changes in -
          Interest receivable                                                (110)            126
          Interest payable                                                     90              37
          Taxes payable                                                      (107)             82
          Other assets                                                       (817)            589
          Other liabilities                                                 1,808             378
                                                                         ---------       ---------
Net cash provided by operating activities                                  $1,988          $2,404
                                                                         =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Transfer from loans to real estate acquired through foreclosure            --            $175
                                                                         =========       =========

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results anticipated for the year ended December 31, 1997. For additional information, refer to the consolidated financial statements and footnotes thereto included in Hawaii National Bancshares, Inc.'s annual report on Form 10-K for the year ended December 31, 1996.


2.   ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES


                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30                    SEPTEMBER 30
                                    ---------------------------    -----------------------------
(IN THOUSANDS)                        1997            1996            1997             1996
                                    ---------     -------------    ------------    -------------

Balance, beginning of period          $3,210            $3,053          $3,067           $3,096
Provision charged to operations          180               180             540              630
Loans and leases charged-off             (93)             (225)           (378)            (842)
Recoveries on loans and leases
     previously charged-off                8               556              76              680
                                    ---------     -------------    ------------    -------------
        Net charge-offs                  (85)              331            (302)            (162)
                                    ---------     -------------    ------------    -------------
Balance, end of period                $3,305            $3,564          $3,305           $3,564
                                    =========     =============    ============    =============

The following table presents information on the recorded investment in impaired loans for the dates indicated.

                                                  SEPTEMBER 30     DECEMBER 31     SEPTEMBER 30
(IN THOUSANDS)                                        1997            1996             1996
                                                  -------------    ------------    -------------

Impaired loans for which there
  is a related allowance                                $2,189          $1,424           $1,868
Impaired loans for which there is
  no related allowance                                   1,522           1,650            1,602
                                                  -------------    ------------    -------------
     Total recorded investment                          $3,711          $3,074           $3,470
                                                  =============    ============    =============

The average recorded investment in impaired loans for the three and nine months ended September 30, 1997 was $3,721,000 and $3,396,000, respectively, compared to $3,678,000 and $4,146,000 for the same periods in 1996. Interest income on impaired loans is recognized in accordance with the Company's nonaccrual loan policy. There was no interest income recognized on impaired loans in any of the previously mentioned periods.

3.   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30                    SEPTEMBER 30
                                    ---------------------------    -----------------------------
(IN THOUSANDS)                        1997            1996            1997             1996
--------------                      ---------     -------------    ------------    -------------

Balance, beginning of period        $ 27,888        $ 27,388        $ 27,797         $ 27,192
Net income                               121             142             318              444
Cash dividends                          --              --              (106)            (106)
                                    --------        --------        --------         --------
Balance, end of period              $ 28,009        $ 27,530        $ 28,009         $ 27,530
                                    ========        ========        ========         ========

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    MERGER

On August 31, 1997, HNB's data processing provider, Computer Systems International, Ltd., ("CSI") repurchased into treasury stock, the shares owned by an affiliate of a director, effectively increasing the Bank's ownership in CSI from 50% to 100%. The results of CSI's operations are included in the Consolidated Statements of Income and Expense from that date when the company became a wholly-owned subsidiary. On September 30, 1997, CSI was merged into the Bank, which resulted in additional assets and liabilities of approximately $1,400,000.

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

LOCAL ECONOMY

        According to Dun & Bradstreet Corp., business failures in Hawaii climbed 29% in the first half of 1997, compared to 13% nationwide. The State's unemployment rate was 6.1% for September 1997, well above the national average of 4.7%. Visitor arrivals were down 0.4% for the first nine months of 1997, compared to the same period last year. In addition, there is concern that Asia's economic problems might have an adverse impact on the eastbound tourist market and prompt the increasingly price-conscious Japanese to spend less during their stay. For the month of September, sales of previously-owned single-family homes and condominiums on Oahu increased 39% and 35%, respectively, over September 1996 levels. The median price for a single-family home on Oahu in September was $310,300, down 2.0% from September 1996. The median price for a condominium in September was $159,300, 7.9% lower than the same month the year before. Although comparable statistics are not available for commercial real estate, this market has experienced lower activity and lower prices, particularly in the outlying areas, due to corporate downsizings, failures and migrations to other states.

HIGHLIGHTS

        The Company reported net income of $121,000, or $0.17 per share, for the three months ended September 30, 1997, compared to $142,000, or $0.20 per share, for the same period last year. The decrease was primarily due to higher costs associated with the opening of a new branch in Pearl City, Oahu in May 1997. Year-to-date earnings were $318,000, or $0.45 per share, compared to $444,000 or $0.62 per share, for the first nine months of 1996. The lower results were primarily due to reductions in the carrying costs of certain properties in other real estate owned in the second quarter as a result of declines in market values. These adjustments approximated $135,000 and were recognized through charges to other operating expenses, which directly impacted current earnings.

        Total assets decreased from $296,025,000 at December 31, 1996 to $282,994,000 at September 30, 1997. The decline was primarily due to a large deposit withdrawal related to a customer's real estate investment, which prompted a reduction in federal funds sold. (see Deposits). Loans and leases ended the quarter at $205,470,000, slightly below the $207,262,00 reported at year-end 1996. Deposits decreased from $264,594,000 at December 31, 1996 to $250,886,000 at September 30, 1997. Leverage and risk-based capital ratios continued to exceed regulatory requirements by a substantial margin.

        Net charge-offs for the quarter were $85,000, bringing the total for the year-to-date to $302,000. Comparatively, for all of 1996, net charge-offs were $839,000. Noncurrent loans and leases increased to $4,356,000 at September 30, 1997 from $3,392,000 at year-end 1996. Most of the credits in this category are collateralized by real estate.

        On August 31, 1997, HNB's data processing provider, Computer Systems International, Ltd., ("CSI") repurchased into treasury stock, the shares owned by an affiliate of a director, effectively increasing the Bank's ownership in CSI from 50% to 100%. The results of CSI's operations are included in the Consolidated Statements of Income and Expense from that date when the company became a wholly-owned subsidiary. On September 30, 1997, CSI was merged into the Bank. The merger gives the Bank absolute control over its computer systems, an important strategic consideration in preparing for the Year 2000, and promotes greater operating efficiencies.

RESULTS OF OPERATIONS

Net Interest Income

        Net interest income for the three and nine months ended September 30, 1997 increased $240,000 or 6.4% and $397,000 or 3.4%, respectively, from the comparable periods in 1996. The improvement for the quarter was primarily due to higher interest and fees on loans and lower interest expense on deposits. The increase for the year-to-date was mainly due to higher interest income on investment securities and a reduction in interest expense on deposits.

        The average net interest margin improved to 6.02% for the third quarter of 1997 from 5.48% reported for the third quarter of 1996. The increase was principally due to higher average asset yields, which resulted from a general increase in market interest rates. Net interest margin for the year-to-date increased to 5.90% from 5.67% for the same period last year. The higher margin was due to both a higher average asset yield and a lower average cost of funds.

        The average yield on interest-earning assets rose to 8.48% for the third quarter of 1997 from 8.03% for the comparable quarter a year ago. For the first nine months of 1997 and 1996, the average yield was 8.36% and 8.25%, respectively. The average cost of funds for the quarter declined to 3.34% from 3.36% for the same period in 1996. The year-to-date average cost of funds for 1997 and 1996 was 3.30% and 3.39%, respectively.

Other Income and Expenses

        Other income for the three and nine months ended September 30, 1997 increased $98,000 or 12.5% and $100,000 or 4.4%, compared to the same periods in 1996. The increase was primarily due to data processing revenues of $106,000 received through CSI in September due to the merger.

        Other expenses consist of salaries and employee benefits, occupancy expense and other operating expenses. For the three and nine months ended September 30, 1997, other expenses increased $389,000 or 9.4% and $786,000 or 6.3%, respectively, compared to the same periods last year. The increase for the quarter was mainly due to the inclusion of CSI's operating expenses for the month of September. The increase for the year-to-date was attributable to write-downs in the carrying values of certain properties in other real estate owned in the second quarter.

        Salaries and employee benefits for the three and nine months ended September 30, 1997 increased $191,000 or 9.3% and $372,000 or 6.0%, respectively, over the same periods a year earlier. The increase for the quarter was attributable to CSI's personnel costs for September. The year-to-date increase reflected the addition of CSI's employees as well as normal merit and inflationary adjustments, which were adopted to keep the Bank's salary and benefit packages competitive.

        Occupancy expenses for the three and nine months ended September 30, 1997 rose $141,000 or 13.0% and $207,000 or 6.4%, respectively, from the comparable period in 1996. The increase for the quarter was attributable to the CSI's office rent for September. Contributing to the year-to-date increase were higher repair costs, taxes and depreciation charges.

        Other operating expenses for the three and nine months ended September 30, 1997 increased $57,000 or 5.7% and $207,000 or 6.8%, respectively, compared to same periods a year ago. The increase for the quarter was largely due to higher legal and professional fees. The increase for the year-to-date was primarily due to writedowns approximating $135,000 of certain properties in other real estate owned as a result of declines in market value. (see Loan Portfolio Risk Elements and Other Real Estate Owned). Also included in other operating expenses are data processing fees paid to CSI, which amounted to $570,648 and $537,155 for the first nine months of 1997 and 1996, respectively. The merger of CSI into the Bank will eliminate these fees in the future, but costs will be reallocated to salaries and employee benefits and occupancy expenses.

        The Bank is currently conducting an assessment of various systems to ensure the Bank will be prepared for the Year 2000 and the turn of the century. The review in progress covers vendors and service providers as well as other systems that use embedded microchips, such as automated teller machines, elevators and vaults. As a means of improving efficiency and to better serve its customers, the Bank continuously upgrades its information processing systems. Accordingly, as part of this program, a conversion to new computer hardware and software, which is Year 2000 compliant, is planned in mid 1998. According to a preliminary study, the projected cost for the new system is expected to range from $1,400,000 to $1,800,000.

Income Taxes

        The Company's effective income tax rate for the three and nine months ended September 30, 1997 was 34.2% and 37.2%, respectively, compared to 39.6% and 37.0% for the same periods last year. The lower tax rate for the quarter reflected the utilization of tax benefits arising from the CSI merger.

FINANCIAL CONDITION

Deposits

        At September 30, 1997, total deposits were $250,886,000, a decrease from $264,594,000 at December 31, 1996 and $262,303,000 at September 30, 1996. The
decline was primarily due to a customer's withdrawal of $15,500,000 from a savings account in the third quarter for a real estate investment, which was anticipated by the Bank. As short-term interest rates remained low, customers continued to shift their funds from savings to time deposits to take advantage of higher rates. The average rate paid on savings and time deposits for the year-to-date was 2.74% and 4.85%, respectively.

        The following table presents the distribution of the Bank's deposit accounts for the dates indicated.

                                September 30, 1997        December 31, 1996      September 30, 1996
                              ----------------------   ----------------------   -----------------------
                                  Balance         %       Balance         %       Balance           %
                              ------------      ----   ------------      ----   ------------     -----
Noninterest-bearing demand    $ 62,107,000      24.8%  $ 59,989,000      22.7%  $ 58,529,000      22.3%
Interest-bearing demand         26,364,000      10.5     28,144,000      10.6     26,465,000      10.1
Savings                         93,315,000      37.2    110,032,000      41.6    112,642,000      42.9
Time                            69,100,000      27.5     66,429,000      25.1     64,667,000      24.7
                              ------------     -----   ------------    ------   ------------     -----
   Total deposits             $250,886,000     100.0%  $264,594,000     100.0%  $262,303,000     100.0%
                              ============     =====   ============     =====   ============     =====


        Included in time deposits are certificates of deposits ("CD") purchased by the State of Hawaii, its counties and other government agencies. Historically, these CDs have been a stable source of funds for the Bank and are considered to be core deposits. At September 30, 1997, December 31, 1996, and September 30, 1996, public time deposits totaled $33,119,000, $32,192,000, and $31,321,000, respectively, representing 13.2%, 12.2%, and 11.9% of the Bank's total deposits.

Investment Securities

        Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury and other U.S. government agencies. The Bank is also a stockholder in the Federal Reserve Bank and the Federal Home Loan Bank of Seattle. The Bank has no zero coupon bonds, collateralized mortgage obligations or stripped mortgage-backed securities.

        At September 30, 1997, the book and fair value of the held-to-maturity portfolio was $46,486,000 and $46,562,000, respectively. As of the same date, the book and fair value of the available-for-sale portfolio was $1,760,000. The Bank had no trading securities as of September 30, 1997. During the first nine months of 1997, there were no sales or transfers of investment securities between the held-to-maturity, available-for-sale or trading categories.

Loan Portfolio and Loan Concentrations

        At September 30, 1997, loans and leases were $205,470,000, compared to $207,262,000 at December 31, 1996 and $202,444,000 at September 30, 1996. During
the first nine months of 1997, growth in the portfolio continued to be constrained by a weak local economy. The Bank had no significant concentrations of credit with any individual party; however, its lending was concentrated on the island of Oahu.

        The following table presents the composition of the Bank's loan and lease portfolio at the dates indicated.


                           September 30, 1997      December 31, 1996        September 30, 1996
                          ---------------------   --------------------    ---------------------
                              Balance       %        Balance       %        Balance         %
                          -------------   -----   ------------    ----    ------------    -----
Real estate
  Family residential       $104,855,000    51.0%  $104,791,000    50.5%   $103,366,000     51.1%
  Construction                2,047,000     1.0      2,572,000     1.2       2,818,000      1.4
  Commercial property        26,908,000    13.1     25,851,000    12.5      24,505,000     12.1
                           ------------   -----   ------------    ----    ------------    -----
      Total                 133,810,000    65.1    133,214,000    64.2     130,689,000     64.6
Commercial, industrial
     and agricultural        62,876,000    30.6     64,804,000    31.3      63,094,000     31.2
Consumer                      7,415,000     3.6      7,674,000     3.7       7,513,000      3.7
All other loans                 348,000     0.2        557,000     0.3         272,000      0.1
Direct financing leases       1,021,000     0.5      1,013,000     0.5         876,000      0.4
                           ------------   -----   ------------    ----    ------------    -----
        Total              $205,470,000   100.0%  $207,262,000   100.0%   $202,444,000    100.0%
                           ============   =====   ============   =====    ============    =====


Loan Portfolio Risk Elements and Other Real Estate Owned

        Noncurrent loans and leases consist of loans and leases that are past due for 90 days or more and still accruing interest and loans and leases on nonaccrual status. Most of the credits in this category are collateralized by real estate. At September 30, 1997, noncurrent loans and leases increased to $4,356,000, representing 2.1% of loans and leases outstanding, compared to $3,392,000 or 1.6% at December 31, 1996 and $3,753,000 or 1.9% at September 30,
1996. The Bank had no restructured loans or leases at September 30, 1997, December 31, 1996 or September 30, 1996.

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

        During the second quarter of 1997, a periodic re-evaluation of certain OREO properties indicated lower values due to a sluggish real estate market. Accordingly, the Bank reduced its carrying costs for those assets with a charge to other expenses of approximately $135,000 that directly impacted current earnings. At September 30, 1997, December 31, 1996 and September 30, 1996, OREO totaled $1,318,000, $1,219,000 and $1,355,000, respectively. The portfolio consisted at quarter-end of a commercial property, a single-family residence and a residential condominium.

        The following table presents information on noncurrent loans and leases and OREO for the dates indicated:


                                            September 30    December 31      September 30
                                                 1997            1996            1996
                                            ------------    -----------      ------------
Noncurrent
     Past due 90 days or more                $  617,000      $  212,000       $  119,000
     Nonaccrual                               3,739,000       3,180,000        3,634,000
                                             ----------      ----------       ----------
        Total                                $4,356,000      $3,392,000       $3,753,000
                                             ==========      ==========       ==========
 OREO                                        $1,318,000      $1,219,000       $1,355,000
                                             ==========      ==========       ==========


Provision and Allowance for Loan and Lease Losses

        During the three and nine months ended September 30, 1997, the Bank provided $180,000 and $540,000, respectively, for possible loan and lease losses, compared to $180,000 and $630,000 for the three and nine months ended September 30, 1996.

        Net charge-offs for the quarter and year-to-date were $85,000 and $302,000, respectively. Comparatively, for all of 1996, net charge-offs were $839,000. Most of the Bank's losses through September 30, 1997 and for 1996 were attributable to a few credits. The annualized ratio of net charge-offs to average loans and leases for the year-to-date was 0.20%, compared to 0.10% for the same period last year, and 0.40% for the full year 1996.

        At September 30, 1997, the allowance for loan and lease losses stood at $3,305,000, compared to $3,067,000 at December 31, 1996 and $3,564,000 at
September 30, 1996. The ratio of the allowance to total loans and leases outstanding was 1.61%, 1.48% and 1.76% at September 30, 1997, December 31, 1996 and September 30, 1996, respectively. While the reserve represented 75.9% of noncurrent loans and leases at quarter-end, in the opinion of management, it remained at a sufficient level to absorb potential losses. As noted earlier, most of the credits in the noncurrent category are collateralized by real estate.

Liquidity

        The Bank has adequate liquidity to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs and meet obligations and commitments on a timely basis. The Bank has no brokered deposits. It has generally been a net seller of federal funds. An additional source of liquidity is provided through a line of credit with the Federal Home Loan Bank of Seattle ("FHLB") which enables the Bank to borrow up to 10% of its total assets. Included in this facility is a cash management agreement line of 5%. There were no borrowings from the FHLB at September 30, 1997, December 31, 1996 or September 30, 1996.

        For the first nine months of 1997, net cash provided by operating activities was $1,988,000. Net cash provided by investing activities was $2,406,000, due largely to loan sales and maturing investment securities. Net cash used in financing activities was $15,140,000, consisting primarily of a large savings withdrawal, which was related to a customer's real estate investment, partly offset by a net increase in time deposits.

Shareholders' Equity and Capital Resources

        Shareholders' equity totaled $28,009,000 at September 30, 1997, $27,797,000 at December 31, 1996 and $27,530,000 at September 30, 1996. The
growth in equity was achieved through retention in earnings after payment of cash dividends of $106,650 in the first quarter of 1997 and 1996. Book value per share rose from $38.72 at September 30, 1996 to $39.10 at December 31, 1996 and to $39.39 at September 30, 1997.

        In order to be considered well-capitalized by the bank regulatory agencies, an institution must have at minimum a 5.0% leverage ratio, a Tier 1 risk-based capital ratio of 6.0% and a total capital ratio of 10.0%. The Company's leverage ratio was 9.81% at September 30, 1997, 9.45% at December 31, 1996, and 9.38% at September 30, 1996. At September 30, 1997, the Company's Tier 1 and total capital ratios were 14.28% and 15.54%, respectively, compared to 13.96% and 15.22% at December 31, 1996, and 14.06% and 15.32% at September 30,
1996.

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

                                             HAWAII NATIONAL BANCSHARES, INC.
                                                     (Registrant)

Date   November 7, 1997                      By /s/ WARREN K.K. LUKE
       -----------------                        --------------------------------
                                                    Warren K.K. Luke
                                                        President


Date   November 7, 1997                      By /s/ ERNEST T. MURATA
       ----------------                        ------------------------------
                                                     Ernest T. Murata
                                                  Vice President, Treasurer,
                                                   Assistant Secretary and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number              Description
--------------              -----------

    27                      Financial Data Schedule