Form 10-K
period 1997-12-31
HAWAII NATIONAL BANCSHARES INC
filed 1998-03-19
CIK 805304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________


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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of Each Exchange on
        Title of Each Class                        on Which Registered
        -------------------                        -------------------
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1998 was $3,577,054.

        The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1998 was:

           Title of Class                      Number of Shares Outstanding
           --------------                      ----------------------------
     Common Stock, $1 Par Value                       711,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 1998, are incorporated by reference under
Part III of this Report.

                                     PART I

ITEM 1.      BUSINESS

DESCRIPTION OF BUSINESS

        Hawaii National Bancshares, Inc. ("Bancshares"), whose principal office is maintained at 45 North King Street, Honolulu, Hawaii, is a Hawaii corporation. Bancshares is a bank holding company whose wholly owned subsidiary is Hawaii National Bank ("HNB" or the "Bank"), a national banking association.

        The main office of the Bank is also located at 45 North King Street, Honolulu, Hawaii. While the Bank's customer base covers the entire State of Hawaii, the principal market areas are the county of Honolulu on the island of Oahu, which currently is served by ten of the Bank's branches; the county of Hawaii, which is served by a branch in Hilo; and the county of Maui, which is served by branches in Kahului and Kihei. The area of the county of Hawaii served by the Bank's Hilo branch includes the area from the ocean to Haihai to Komohana and Waianuenue. The area of the county of Maui served by the Bank's Kahului and Kihei branches is located in the Wailuku, Kahului and Kihei corridor. The Bank anticipates opening a branch in a new shopping complex called the "Moanalua Ethnic Village" in Mapunapuna, Oahu in March 1998. (See ITEM 2. Properties).

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

        HNB's ability to extend its existing branch banking system is subject to approval by the Office of Comptroller of the Currency ("OCC") in compliance with applicable Hawaii law. Currently, Hawaii law generally permits a bank to branch anywhere in the State. Recent federal legislation designed to expand interstate branching and relax federal restrictions on interstate banking may expand opportunities for bank holding companies. Hawaii has adopted legislation effective June 1, 1997 which generally permits interstate mergers, subject to certain restrictions. For a more detailed discussion of this federal legislation and Hawaii's response, see the discussion following under the heading "Supervision and Regulation - Bank - Recent Federal Banking Legislation
- Interstate Banking and Branching."

        The Year 2000 is a serious issue which will affect virtually every organization, including the Bank. The difficulty stems from the inability of most computer programs to distinguish the year 1900 from the year 2000. The challenge is especially critical to financial institutions since many processes, such as interest accruals and payments, are date-sensitive. Nor is the problem limited to just computer systems. The coming millenium will affect potentially every system that has an embedded microchip, such as automated teller machines, elevators and vaults, as well as third parties with whom the Bank does business.

        The Bank is committed to addressing the Year 2000 issue in a timely and responsible manner and has dedicated its internal resources to address this issue. Management has completed an assessment of its mission-critical systems and has implemented a program to monitor the Year 2000 efforts of its suppliers, service providers and large corporate customers. In June 1998, the Bank will be converting its computer system as part of its normal upgrade process to improve efficiency and better serve its customers. The new system, which is Year 2000 compliant, will replace the current one used by the Bank to process its general ledger and core applications, which will no longer be supported by the vendor in the future. The cost for the new computer system is approximately $1,200,000, which will be capitalized and depreciated over its useful life. The estimated depreciation charges are expected to be offset by lower maintenance fees. The costs for other systems are not anticipated to be material and will be accounted for appropriately. Testing of hardware and software upgrades, system replacements and other associated changes is expected to be well underway by December 31, 1998.

COMPETITION

        The banking business in Hawaii is highly competitive. There are five other commercial banks doing general banking business and four savings and loan associations doing business in Hawaii. The Bank actively competes for business with other banks, savings and loan associations, credit unions, and individual loan companies within its market areas. In varying degrees, the Bank also faces competition from other types of financially oriented institutions which are either lenders of money or credit, or accept savings or other deposits. Insurance companies, investment management service firms and other business firms, and individuals actively compete with the Bank's mortgage loan services. In addition, foreign (non-Hawaii) banks currently conduct banking activities, also performed by banks in Hawaii, except for retail deposit-taking.

        As of December 31, 1997, HNB, with $258,721,000 in deposits, $219,018,000 in loans, and $298,687,000 in total assets, ranked fifth among the six commercial banks in Hawaii in all of the above measures.

EMPLOYEES

        On December 31, 1997, HNB had 232 full-time employees and 7 part-time employees. HNB considers its relations with its employees to be good.

SUPERVISION AND REGULATION

Introduction

        The following generally refers to certain significant statutes and regulations affecting the banking industry. These references are only intended to provide brief summaries and therefore, are not complete and are qualified by the statutes and regulations referenced. In addition, due to the numerous statutes and regulations which apply to and regulate the operation of the banking industry, many are not referenced below.

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

Holding Company Structure

        FRB Regulation. Bancshares must obtain the approval of the FRB: (1) before acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, it would own or control, directly or indirectly, more than 5% of the bank's voting shares; (2) before merging or consolidating with another bank holding company; and (3) before acquiring substantially all of the assets of any additional banks. Until September of 1995, the BHCA also prohibited the acquisition by Bancshares of any such interest in any bank or bank holding company located in a state other than Hawaii, unless the laws of the state in which such bank was located expressly authorized such acquisition. Now, subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of an out-of-state bank without regard to whether the transaction is prohibited by the laws of any state.

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

        The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Economic Growth Act") amended the BHCA to eliminate the requirement that a bank holding company seek FRB approval before engaging de novo in permissible nonbanking activities, if the holding company is well capitalized and meets certain other criteria specified in the statute. A bank holding company meeting the specifications is now required only to notify the FRB within 10 business days after commencing any activity that is currently or at the time of commencement included in the FRB's list of acceptable nonbanking activities.

        The FRB has by regulation found certain activities incidental to the business of banking. These activities include (1) operating an industrial loan company, industrial bank, savings association, mortgage company, finance company, trust company, credit card company or factoring company; (2) performing certain data processing operations; and (3) providing investment and financial advice. On the other hand, the FRB has concluded that certain other activities are not incidental to the business of banking. These activities include real estate brokerage and syndication, land development, property management, underwriting of life insurance not related to credit transactions and, with certain exceptions, securities underwriting and equity funding From time to time, the FRB may add to or delete from the list of activities permissible for bank holding companies.

        Transactions With Affiliates. Bancshares and HNB are considered affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Section 23A of the Federal Reserve Act places limits on certain covered transactions. These covered transactions include, subject to specific exceptions, loans by bank subsidiaries to affiliates, investments by bank subsidiaries in securities issued by an affiliate or the accepting of those securities as collateral, and the purchase by a bank subsidiary of an affiliate's assets. Section 23B of the Federal Reserve Act, among other things, restricts an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable, to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

        Tie-In Arrangements. Bancshares and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancshares nor its subsidiary may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. In April of 1997, the FRB adopted significant amendments to its anti-tying rules that: (1) remove FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) create exemptions from the statutory restriction on bank tying arrangements to allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments are designed to enhance competition in banking and nonbanking products and allow banks and their affiliates to provide more efficient and lower-cost service to customers. However, the impact of the amendments on Bancshares and the Bank is unclear at this time.

         State Law Restrictions. As a corporation incorporated under Hawaii corporate laws, Bancshares may also be subject to certain limitations and restrictions under applicable Hawaii laws.

         Securities Registration and Reporting. The common stock of Bancshares is registered as a class with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934. Thus, Bancshares is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by Bancshares under that Act can be inspected and copied at or obtained from the Washington, D.C. office of the SEC. In addition, the securities issued by Bancshares are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws, unless exemptions are available.

Control Transactions

         The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with at least 60 days' advance written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to an additional 30 days. An acquisition may be completed before to the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction.

         In addition, any "company" must obtain the FRB's approval before acquiring 25% (5% if the company is a bank holding company) or more of the outstanding shares of Bancshares or otherwise obtaining control over Bancshares.

BANK

General

         Despite some recent legislative initiatives to reduce regulatory burdens, banking remains a highly regulated industry. Legislation enacted from time to time may increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance between banks and other financial and nonfinancial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in state legislatures, and before various bank regulatory agencies. In addition, there continue to be proposals in Congress to restructure the banking system.

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

         The OCC charges each national bank under its supervision a semi-annual assessment, which is based on a predetermined regulatory formula. Effective in 1998, the OCC has amended its assessment regulations so that a national bank that receives a CAMELS rating of 3, 4, or 5 will be required to pay a surcharge equal to 25% of the amount of the assessment that the bank would otherwise pay. This increase is intended to offset the higher costs incurred by the OCC in supervising banks with these ratings. The Bank does not expect to be subject to the surcharge.

Regulation of Management

         Federal law: (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests, and (3) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Control of Financial Institutions

         No person may acquire "control" of a bank unless the appropriate federal agency has been given sixty days prior written notice and within that time the agency has not disapproved the acquisition. Substantial monetary penalties may be imposed for violation of the change in control or other provisions of banking laws.

Recent Federal Banking Legislation

         Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") generally permits nationwide interstate banking and branching by authorizing interstate branching and relaxing federal law restrictions on interstate banking. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks (effective as of September 29, 1995). Additionally, effective as of June 1, 1997, the Interstate Act permits interstate bank mergers, subject to certain state laws, such as age and contingency laws, unless the home state of either merging bank has "opted-out" of these provisions by enacting "opt-out" legislation. States may also have "opted-in" to these bank merger provisions early by enacting non-discriminatory "opting-in" legislation permitting interstate mergers within their own borders before June 1, 1997. The Interstate Act does allow states to impose certain conditions on interstate bank mergers within their borders; for example, states may require that the in-state merging bank exist for up to five years before the interstate merger. Under the Interstate Act, states may also "opt-in" to de novo branching, allowing out-of-state banks to establish de novo branches within the state.

        Legislation adopted in Hawaii in June of 1996, effective June 1, 1997, generally permits interstate mergers, subject to certain restrictions. Under this legislation, a Hawaii state bank must exist for at least five years before it can be acquired by an out-of-state bank. In addition, out-of-state banks that do not already operate a branch in Hawaii may not establish de novo branches in Hawaii or establish and operate a branch by acquiring a branch in Hawaii. Additional legislation is currently being considered in Hawaii which would repeal the existence requirements and de novo branching restrictions on June 1, 2000. However, the probability that this legislation will be adopted or amended cannot be predicted at this time.

        Effective October, 1997, the OCC, FDIC and FRB have adopted a rule under the Interstate Act that prohibits a bank from establishing or acquiring branches outside the bank's home state for the purpose of deposit production. The rule provides guidelines for determining whether such bank is reasonably helping to meet the credit needs of the communities served by these branches.

         Regulatory Improvement. In 1994, Congress enacted the Community Development and Regulatory Improvement Act ("Regulatory Improvement Act") with the intent of, among other things, reducing the regulatory burden on financial institutions. This Act is intended to streamline certain regulatory procedures and relax certain regulatory compliance requirements. In addition, the Regulatory Improvement Act specifically directs each federal banking agency to review and streamline its regulations and written supervisory policies.

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

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). FIRREA became effective on August 9, 1989. Among other things, this far-reaching legislation (1) phased in significant increases in the FDIC insurance premiums paid by commercial banks; (2) created two deposit insurance pools within the FDIC, one to insure commercial bank and savings bank deposits and the other to insure savings association deposits; (3) for the first time, permitted bank holding companies to acquire healthy savings associations; (4) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other federal services from their local Federal Home Loan Banks; and (5) greatly enhanced the regulators' enforcement powers by removing procedural barriers and sharply increasing the civil and criminal penalties for violating statutes and regulations.

Restrictions on Capital Distributions

         Dividends paid by HNB to Bancshares are a material source of Bancshares' cash flow. Various federal statutory provisions limit the amount of dividends HNB is permitted to pay to Bancshares without regulatory approval. FRB policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset qualify, and overall financial condition.

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

         Under the National Bank Act, national banks may only pay dividends without advance approval of the OCC, if the total of all dividends declared by the national bank in any calendar year will exceed the sum of its net profits (as defined) for that year plus its retained profits for the preceding two calendar years, less any required transfers to capital in excess of par value. The National Bank Act also prohibits national banks from paying dividends that would be in an amount greater than net profits then on hand (as defined) after deducting losses and bad debts (as defined). The amount available for dividend distribution by the Bank as of December 31, 1997, was approximately $2,102,000.

Capital Requirements

         Capital Adequacy Requirements. The FRB, the FDIC, and the OCC (collectively, the "Federal Banking Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels.

         The current guidelines require all federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. The Bank has not received any notice indicating that it will be subject to higher capital requirements.

         Under these guidelines, banks' assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50% rating). Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds (which have a 50% rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0% rating).

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

         Regulations adopted by the Federal Banking Agencies as required by FDICIA impose even more stringent capital requirements. The regulations require the OCC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized," (2) "adequately capitalized," (3) "undercapitalized," (4) "significantly undercapitalized" and (5) "critically undercapitalized." To qualify as "well-capitalized," an institution must maintain at least 10% total risk-based capital, 6% Tier 1 risk-based capital, and a leverage ratio of no less than 5%. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized" (which requires at least 8% total risk-based capital, 4% Tier 1 risk-based capital, and a leverage ratio of at least 4%). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 1997, neither Bancshares nor HNB were subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

FDIC Insurance

         Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the BIF and the SAIF based on their risk classification. The FDIC assigns institutions a risk classification based on three capital groups and three supervisory subgroups. The capital groups are "well capitalized," "adequately capitalized," and "undercapitalized." The three supervisory subgroups are Group "A" (for financially sound institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increase risk to the deposit insurance fund), and Group "C" (for those institutions with a substantial probability of loss to the fund absent effective corrective action).

        On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted. The Funds Act provides, among other things, for the recapitalization of the SAIF through a special assessment on all depository institutions that hold SAIF insured deposits. The one-time assessment was designed to place the SAIF at its 1.25 reserve ratio goal.

        The Funds Act, for the three year period beginning in 1997, subjects BIF insured deposits to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth the premium rate (approximately 1.3 basis points) imposed on SAIF insured deposits (approximately 6.5 basis points). In addition, service debt funding on FICO bonds for the first half of 1997 is expected to result in BIF insured institutions paying .64 cents for each $100 of assessed deposits, and SAIF insured institutions paying 3.2 cents on each $100 of deposits. Beginning in the year 2000, BIF insured institutions will be required to pay the FICO obligations on a pro-rata basis with all thrift institutions; annual assessments are expected to equal approximately 2.4 basis points until 2017, to be phased out completely by 2019.

        Until further action by the FDIC, BIF premiums will be maintained at their current level. Accordingly, institutions in the lowest risk category will continue to pay no premiums, and other institutions will be assessed based on a range of rates, with those in the highest risk category paying 27 cents for every $100 of BIF insured deposits. Rates in the SAIF assessment schedule, previously ranging from 4 to 31 basis points, have recently been adjusted by 4 basis points to a range of 0 to 27 basis points (as of October 1, 1996). As of December 31, 1997, HNB qualified for the lowest risk category.

        The Funds Act provides for the merger of the BIF and SAIF on January 1, 1999, only if no thrift institutions exist on that date. It is expected that Congress will address comprehensive legislation on the merger of the funds and elimination of the thrift charter during the 1997 session.

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

                  Hawaii National Bancshares, Inc. & Subsidiary
                                Table I-A and I-B
                 Condensed Consolidated Average Balance Sheets,
               Interest Income and Expense, and Yields and Rates
                                 (in thousands)

                                                                    1997                                   1996
                                                     -----------------------------------   ----------------------------------
ASSETS                                                              INTEREST                             INTEREST
                                                     AVERAGE        INCOME/       YIELD/     AVERAGE      INCOME/      YIELD/
                                                     BALANCE        EXPENSE       RATE       BALANCE      EXPENSE       RATE
                                                     -------        -------       ----       -------      -------       ----
Interest-earning assets:
   Federal funds sold and securities
     purchased under agreement to resell             $ 12,529          $683       5.45%     $17,005         $907      5.33%
   Investment securities-
     Held-to-maturity                                  47,996         2,841       5.92%      46,878        2,683      5.72%
     Available-for-sale                                 1,724           120       6.96%       1,495          107      7.16%
                                                     --------       -------       ----      -------      -------      -----
       Total investment securities                     49,720         2,961       5.96%      48,373        2,790      5.77%
                                                     --------       -------       ----      -------      -------      -----
   Assets held in trading account                           -             -          -            -            -         -
   Loans and leases-
     Domestic                                         206,780        18,910       9.14%     207,289       18,658      9.00%
                                                     --------       -------       ----      -------      -------      -----
     Foreign                                                -             -       -            -            -            -
       Total loans and leases                         206,780        18,910       9.14%     207,289       18,658      9.00%
                                                     --------       -------       ----      -------      -------      -----
   Other                                                  402            21       5.22%         402           21      5.22%
                                                     --------       -------       ----      -------      -------      -----
         Total interest-earning assets                269,431       $22,575       8.38%     273,069      $22,376      8.19%
   Cash and due from banks                             15,291       =======       ====       15,261      =======      ====
   Premises and equipment                               3,740                                 4,050
   Other assets                                         1,742                                 1,310
                                                     --------                               -------
         Total assets                                $290,204                              $293,690
                                                     ========                              ========



                                                                   1995
                                                     --------------------------------
ASSETS                                                            INTEREST
                                                       AVERAGE      INCOME/     YIELD/
                                                       BALANCE      EXPENSE     RATE
                                                       -------      -------     ------
Interest-earning assets:
   Federal funds sold and securities
     purchased under agreement to resell              $ 9,482     $    555       5.85%
   Investment securities-
     Held-to-maturity                                  43,772        2,301       5.26%
     Available-for-sale                                 1,526           93       6.09%
                                                      -------      -------      -----
       Total investment securities                     45,298        2,394       5.29%
                                                      -------      -------      -----
   Assets held in trading account                       -           -               -
   Loans and leases-
     Domestic                                         215,492       19,684       9.13%
                                                      -------      -------      -----
     Foreign                                               --           --         --
       Total loans and leases                         215,492       19,684       9.13%
                                                      -------      -------      -----
   Other                                                  179            7       3.91%
                                                      -------      -------      -----
         Total interest-earning assets                270,451      $22,640       8.37%
   Cash and due from banks                             15,665      =======      =====
   Premises and equipment                               4,271
   Other assets                                           916
                                                     --------
         Total assets                                $291,303
                                                     ========

LIABILITIES AND
SHAREHOLDERS' EQUITY




                                                              1997                                   1996
                                               --------------------------------       ---------------------------------
                                                            INTEREST                               INTEREST
                                               AVERAGE      INCOME/      YIELD/       AVERAGE      INCOME/      YIELD/
                                               BALANCE      EXPENSE       RATE        BALANCE      EXPENSE       RATE
                                               -------      -------       ----        -------      -------       ----

Interest-bearing deposits and liabilities:
   Deposits -
     Interest-bearing demand                   $ 27,246     $    430      1.58%     $ 27,248      $    488        1.79%
     Savings                                    102,803        2,800      2.72%      114,833         3,365        2.93%
     Time                                        69,343        3,386      4.88%       63,647         3,110        4.89%
     Foreign                                         --           --        --            --            --          --
                                               --------     --------      ----      --------      --------        ----
       Total interest-bearing deposits          199,392        6,616      3.32%      205,728         6,963        3.38%
                                               --------     --------      ----      --------      --------        ----
   Federal funds purchased                          172            9      5.23%           38             2        5.26%
   Short-term borrowings-
     Domestic                                       864           46      5.32%          751            39        5.19%
   Long-term debt-
     Domestic                                        --           --        --            --            --           --
                                               --------     --------      ----      --------      --------        ----
       Total interest-bearing deposits
         and liabilities                        200,428        6,671      3.33%      206,517         7,004        3.39%
                                                            --------      ----                    --------        ----
   Noninterest-bearing demand deposits           59,294                               57,539
   Other liabilities                              2,694                                2,530
                                               --------                              -------
       Total liabilities                        262,416                              266,586
   Shareholders' equity                          27,788                               27,104
                                               --------                              -------
         Total liabilities and
           shareholders' equity                $290,204                            $ 293,690
                                               ========                            =========
         Net interest income and
           margin on earnings assets                        $ 15,904      5.90%                  $  15,372        5.74%
                                                            ========      ====                   =========        ====


                                                                   1995
                                                    ------------------------------------
                                                                  INTEREST
                                                    AVERAGE       INCOME/         YIELD/
                                                    BALANCE        EXPENSE         RATE
                                                    -------       -------         -----

Interest-bearing deposits and liabilities:
   Deposits -
     Interest-bearing demand                     $ 28,728       $    579            2.02%
     Savings                                      117,275          3,447            2.94%
     Time                                          57,615          2,923            5.07%
     Foreign                                           --             --              --
                                                  -------       --------           -----
       Total interest-bearing deposits            203,618          6,949            3.41%
                                                  -------       --------           -----
   Federal funds purchased                            370             23            6.22%
   Short-term borrowings-
     Domestic                                       2,136            133            6.23%
   Long-term debt-
     Domestic                                          --             --              --
                                                  -------       --------           -----
       Total interest-bearing deposits
         and liabilities                          206,124          7,105            3.45%
                                                                --------           -------
   Noninterest-bearing demand deposits             56,066
   Other liabilities                                2,770
                                                 --------
       Total liabilities                          264,960
   Shareholders' equity                            26,343
                                                 --------
         Total liabilities and
           shareholders' equity                  $291,303
                                                 ========
         Net interest income and
           margin on earnings assets                           $ 15,535             5.74%
                                                               ========             =====

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

                  Hawaii National Bancshares, Inc. & Subsidiary
                                    Table I-C
                 Analysis of Change in Interest Earned and Paid
                       Due to Changes in Volume and Rates
                             1997-1996 and 1996-1995
                                 (in thousands)

                                                    1997 Compared to 1996              1996 Compared to 1995
                                                  Increase (Decrease) Due to:        Increase (Decrease) Due to:
                                            -----------------------------------   -----------------------------------
                                                                        Net                                    Net
                                                                     Increase                               Increase
                                             Volume       Rate      (Decrease)      Volume        Rate      (Decrease)
                                            --------    --------    -----------   ---------    --------     ---------
Interest Earned on:
  Federal funds sold and securities
     purchased under agreement to resell     ($239)         $15        ($224)        $440         ($88)        $352
  Investment securities-
     Held-to-maturity                           64           94          158          163          219          382
     Available-for-sale                         16           (3)          13           (2)          16           14
                                           -------      -------      -------      -------      -------      -------
       Total investment securities              80           91          171          161          235          396
                                           -------      -------      -------      -------      -------      -------
Interest from trading account                   --           --           --           --           --           --
  Loans and leases-
     Domestic                                  (46)         298          252         (749)        (277)      (1,026)
     Foreign                                    --           --           --           --           --           --
                                           -------      -------      -------      -------      -------      -------
       Total loans and leases                  (46)         298          252         (749)        (277)      (1,026)
                                           -------      -------      -------      -------      -------      -------
  Other                                         --           --           --            9            5           14
                                           -------      -------      -------      -------      -------      -------

      Total interest-earning assets          ($205)        $404         $199        ($139)       ($125)       ($264)
                                           =======      =======      =======      =======      =======      =======

                                                     1997 Compared to 1996             1996 Compared to 1995
                                                 Increase (Decrease) Due to:         Increase (Decrease) Due to:
                                               --------------------------------   --------------------------------
                                                                         Net                                 Net
                                                                      Increase                           Increase
                                               Volume       Rate     (Decrease)    Volume       Rate     (Decrease)
                                               -------    --------   ---------    -------     -------     --------
Interest Paid on:
  Deposits-
    Interest-bearing demand                    $  --        ($58)       ($58)       ($30)       ($61)       ($91)
    Savings                                     (353)       (212)       (565)        (72)        (10)        (82)
    Time                                         278          (2)        276         306        (119)        187
    Foreign                                       --          --          --          --          --          --
                                               -----       -----       -----       -----       -----       -----
      Total interest-bearing deposits            (75)       (272)       (347)        204        (190)         14
                                               -----       -----       -----       -----       -----       -----
  Federal funds purchased                          7          --           7         (21)         --         (21)
  Short-term borrowings-
    Domestic                                       6           1           7         (86)         (8)        (94)
  Long-term debt-
    Domestic                                      --          --          --          --          --          --
                                               -----       -----       -----       -----       -----       -----
      Total interest-bearing deposits
         and interest-bearing liabilities        (62)       (271)       (333)         97        (198)       (101)
                                               -----       -----       -----       -----       -----       -----
      Increase (decrease)
         in net interest income                ($143)       $675        $532       ($236)        $73       ($163)
                                               =====       =====       =====       =====       =====       =====

II.  INVESTMENT SECURITIES PORTFOLIO

The following table presents the carrying value of the portfolio of investment securities at December 31 of each of the past three years.

                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table II-A
                                 (in thousands)

                                                         1997        1996         1995
                                                       -------      -------      -------
Securities held-to-maturity:
 U.S. Treasury and Other U.S. Government Agencies      $47,481      $47,930      $44,993
States and Political Subdivisions                           --           --        1,000
                                                       -------      -------      -------
                                                       $47,481      $47,930      $45,993
                                                       =======      =======      =======
Securities available-for-sale:
Equity Securities                                      $ 1,760      $ 1,487      $ 1,497
                                                       =======      =======      =======

Note: See Notes 1 and 2 of the Notes to the Consolidated Financial Statements.


The following table presents the maturities of investment securities excluding securities which have no stated maturity at December 31, 1997, and the weighted average yields.

                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table II-B
                                 (in thousands)

                                                          After One         After Five
                                       Within             But Within        But Within        After
                                      One Year            Five Years        Ten Years        Ten Years           Total
                                   Amount    Yield    Amount     Yield   Amount   Yield   Amount   Yield    Amount     Yield
                                   ------    -----    ------     -----   ------   -----   ------   -----    ------     -----
U.S. Treasury and Other U.S.
    Government Agencies           $18,988    5.77%    $28,493    6.12%      --       --      --       --    $47,481     5.98%
                                  =======    ====     =======    ====     ====     ====    ====     ====    =======     ====

At December 31, 1997, the Company had no investment securities with aggregate carrying values exceeding 10% of shareholders' equity.


                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table II-C
                                 (in thousands)

                      Security        Carrying         Market
       Issuer          Rating           Value          Value
       ------          ------           -----          -----
         --             --               --             --

III.  LOAN AND LEASE PORTFOLIO

The following table presents the outstanding domestic loans and leases at December 31 of each of the five years indicated.




                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table III-A
                                 (in thousands)

                                                1997         1996          1995          1994          1993
                                             --------      --------      --------      --------      --------
Real Estate -
  Residential and commercial                 $136,072      $130,642      $133,847      $138,264      $132,505
  Construction                                  2,617         2,572         4,558         3,108         5,243

Loans to U.S. banks                                --            --            --            --            --
Commercial, industrial and agricultural        70,956        64,805        66,021        67,484        66,188
Consumer*                                       7,613         7,674         7,255         7,076         7,923
All other loans                                   453           557           248           241           266
Lease financing                                 1,307         1,013         1,165         1,241         1,546
                                             --------      --------      --------      --------      --------

  Total Loans and Leases                     $219,018      $207,263      $213,094      $217,414      $213,671
                                             ========      ========      ========      ========      ========


Note: *Loans to individuals for household, family and other personal expenditures.

The following table presents maturity and interest rate sensitivity data for all loans and leases, except real estate - residential and commercial, consumer loans, all other loans, and lease financing, at December 31, 1997.


                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table III-B
                           Loan and Lease Maturity and
                         Interest Rate Sensitivity Data
                                December 31, 1997
                                 (in thousands)

                                                              After One       After
                                              One Year      Year through      Five
                                               or Less       Five Years       Years          Total
                                              ---------     ------------      ------        -------
Commercial, industrial and agricultural        $50,893         $16,190        $3,873        $70,956

Real estate - construction                       2,617               -             -          2,617

     Foreign                                         -               -             -              -
                                               -------         -------        ------        -------

                                               $53,510         $16,190        $3,873         73,573

Real estate - residential and commercial                                                    136,072
    Consumer                                                                                  7,613
All other loans                                                                                 453
Lease financing                                                                               1,307
                                                                                            -------

Total loans and leases                                                                     $219,018
                                                                                           ========


Loans with fixed or predetermined
interest rates                                  $6,211          $3,094        $2,144        $11,449

Loan with floating or adjustable
interest rates                                  47,299          13,096         1,729         62,124
                                               -------         -------        ------        -------

                                               $53,510         $16,190        $3,873        $73,573

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


                  Hawaii National Bancshares, Inc. & Subsidiary
                                 Table III-C(1)
             Nonaccrual, Past Due, and Restructured Loans and Leases
                                 (in thousands)




                                                     1997        1996        1995        1994        1993
                                                    ------      ------      ------      ------      ------
Nonaccrual loans and leases
    Domestic
       Real estate                                  $2,478      $1,972      $5,142      $  771      $  924
       Commercial, industrial and agricultural       1,304       1,208       1,064         555          --
       Consumer                                         --          --          --          --          --
       All other loans                                  --          --          --          --          --
       Lease financing                                  --          --          --          --          --
    Foreign                                             --          --          --          --          --
                                                    ------      ------      ------      ------      ------
          Total                                     $3,782      $3,180      $6,206      $1,326      $  924
                                                    ======      ======      ======      ======      ======

Loans and leases past due 90 days or more
    Domestic
       Real estate                                  $    -      $  134      $  393      $  841      $  439
       Commercial, industrial and agricultural         399          56          --       1,365         169
       Consumer                                         25          22          21          35          26
       All other loans                                  --          --          --          --          --
       Lease financing                                  --          --          --          --          --
    Foreign                                             --          --          --          --          --
                                                    ------      ------      ------      ------      ------
          Total                                     $  424      $  212      $  414      $2,241      $  634
                                                    ======      ======      ======      ======      ======

Restructured loans and leases
    Domestic
       Real estate                                  $   --      $   --      $   --       $  --      $   --
       Commercial, industrial and agricultural          --          --          --          --          52
       Consumer                                         --          --          --          --          --
       All other loans                                  --          --          --          --          --
       Lease financing                                  --          --          --          --          --
    Foreign                                             --          --          --          --          --
                                                    ------      ------      ------      ------      ------
          Total                                     $   --      $   --      $   --      $   --      $   52
                                                    ======      ======      ======      ======      ======

             The following table presents information related to loans and leases on a nonaccrual basis for the year ended December 31, 1997.


                 Hawaii National Bancshares, Inc. and Subsidiary
                                 Table III-C(2)
                      Nonaccrual Loan and Lease Information
                          Year Ended December 31, 1997
                                 (in thousands)

                                       Domestic     Foreign      Total
                                       --------     -------      -----
Interest income which would have
      been recorded if loans and
      leases had been current           $ 441        $ --        $441
                                        =====        ====        ====

Interest income recorded during
       this period                      $  --        $ --        $ --
                                        =====        ====        ====


Note: See Notes 1 and 5 of the Notes to the Consolidated Financial Statements and Table III-C(1).


                 Hawaii National Bancshares, Inc. and Subsidiary
                                 Impaired Loans
                                December 31, 1997
                                 (in thousands)

                                          Present value of
                                           expected future     Fair value of
                                             cash flows       loan's collateral      Total
                                          ----------------    -----------------      -----
Real estate                                    $ 365                $2,124           $2,489

Commercial, industrial and agricultural          382                   922            1,304
                                               -----                ------           ------

      Total Impaired Loans                     $ 747                $3,046           $3,793
                                               =====                ======           ======

IV.    SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE
The following table presents the Company's loan and lease loss experience at December 31 for the years indicated.

                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table IV-A
                                   Year Ended
                                 (in thousands)

                                                            1997          1996          1995          1994           1993
                                                          --------      --------      --------      --------      --------
Average loans and leases outstanding                      $206,780      $207,289      $215,492      $213,729      $217,025
                                                          ========      ========      ========      ========      ========

Loan and lease loss reserve summary-
       Balance at beginning of year                       $  3,067      $  3,096      $  3,422      $  3,129      $  2,783
                                                          --------      --------      --------      --------      --------

       Loans and leases charged off:
             Real estate                                       146           194           112            81            35
             Commercial, industrial and agricultural           487         1,266           837           350            86
             Consumer                                          136            71           155            69            33
             All other loans                                    --            --            --            --            --
             Lease financing                                    --            --            --            --            --
                                                          --------      --------      --------      --------      --------

                   Total loans and leases charged off          769         1,531         1,104           500           154
                                                          --------      --------      --------      --------      --------
       Recoveries on loans and leases charged off:
             Real estate                                        11            --            --             1             2
             Commercial, industrial and agricultural           158           651            62             9            10
             Consumer                                           11            41            16            18             7
             All other loans                                    --            --            --            --            --
             Lease financing                                    --            --            --            --             1
                                                          --------      --------      --------      --------      --------

                   Total recoveries on loans
                     and leases charged off                    180           692            78            28            20
                                                          --------      --------      --------      --------      --------

                   Net charge-offs                             589           839         1,026           472           134

       Provision charged to expense                            720           810           700           765           480
                                                          --------      --------      --------      --------      --------
       Balance at end of year                             $  3,198      $  3,067      $  3,096      $  3,422      $  3,129
                                                          ========      ========      ========      ========      ========

Ratio of net charge-offs
    to average loans and leases outstanding                   0.28%         0.40%         0.48%         0.22%         0.06%
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


                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table IV-B
             Allocation of the Reserve for Loan and Lease Losses to
                          Outstanding Loans and Leases
                                 (in thousands)

                                      1997                           1996                            1995
                            ---------------------------   ----------------------------    ----------------------------
                                           Percent                         Percent                       Percent
                                         Loans/Leases                   Loans/Leases                   Loans/Leases
                                           in Each                         in Each                       in Each
                                           Category                       Category                       Category
                           Reserve         to Total        Reserve        to Total        Reserve         to Total
                            Amount       Loans/Leases       Amount       Loans/Leases      Amount       Loans/Leases
                           -------       ------------     --------      -------------     --------     --------------
Commercial, industrial
  and agricultural          $1,576            32%          $1,373             31%          $1,365           31%
Real estate
  -construction                  1             1%               3              1%             245            2%
Real estate
  -residential
  and commercial               654            62%             657             63%             560           63%
Consumer                       493             4%             469              4%             347            3%
All other loans                  9             -               11              -                -            -
Lease financing                 10             1%               9              1%              14            1%
Foreign                          -             -                -              -                -            -
Loans to U.S. Banks
  under repurchase
  agreement                      -             -                -              -                -            -
General reserve                455           N/A              545            N/A              565          N/A
                            ------           ---           ------            ---           ------          ---

Consolidated                $3,198           100%          $3,067            100%          $3,096          100%
                            ======           ===           ======            ===           ======          ===



                                        1994                          1993
                              -------------------------        -------------------------
                                             Percent                          Percent
                                          Loans/Leases                     Loans/Leases
                                             in Each                          in Each
                                            Category                         Category
                              Reserve       to Total            Reserve       to Total
                               Amount     Loans/Leases          Amount      Loans/Leases
                              --------    ------------         ---------   -------------
Commercial, industrial
  and agricultural             $1,713           31%             $892             31%
Real estate
  -construction                   276            1%                7              2%
Real estate
  -residential
  and commercial                  579           64%              294             62%
Consumer                          346            3%              375              4%
All other loans                     -            -                 -              -
Lease financing                    13            1%               15              1%
Foreign                             -            -                 -              -
Loans to U.S. Banks
  under repurchase
  agreement                         -            -                 -              -
General reserve                   495          N/A             1,546            N/A
                               ------          ---            ------            ---

Consolidated                   $3,422          100%           $3,129            100%
                               ======          ===            ======            ===

The following table sets forth by major category the ratio of net loans and leases charged-off to total average loans and leases outstanding for the years indicated.



                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table IV-C


                                               1997      1996      1995      1994      1993
                                               ----      ----      ----      ----      ----
Real estate                                    0.06%     0.09%     0.05%     0.04%     0.01%
Commercial, industrial and agricultural        0.16%     0.30%     0.36%     0.16%     0.04%
Consumer                                       0.06%     0.01%     0.07%     0.02%     0.01%
All other loans                                0.00%     0.00%     0.00%     0.00%     0.00%
Leasing                                        0.00%     0.00%     0.00%     0.00%     0.00%
                                               ----      ----      ----      ----      ----

Total                                          0.28%     0.40%     0.48%     0.22%     0.06%
                                               ====      ====      ====      ====      ====

V. DEPOSITS

The following table presents the average amount and average rate paid on deposits for the years indicated. The following table presents for the years indicated:

                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table V-A
                            Average Deposits by Type
                                 (in thousands)

                                                  1997                         1996                             1995
                                   ------------------------------     ------------------------      ---------------------------
                                      Amount             Rate          Amount        Rate              Amount          Rate
                                   ---------------     ----------     ------------------------      ------------   ------------
Noninterest-bearing demand            $59,294            --           $57,539          --               $56,066           --
Interest-bearing demand                27,246          1.58%           27,248        1.79%               28,728         2.02%
Savings                               102,803          2.72%          114,833        2.93%              117,275         2.94%
Time                                   69,343          4.88%           63,647        4.89%               57,615         5.07%
Foreign                                     -            --                 -          --                    --           --
                                     --------                        --------                          --------

                Total                $258,686                        $263,267                          $259,684
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

                  Hawaii National Bancshares, Inc. & Subsidiary
                                    Table V-B
               Maturity Distribution of Domestic Time Certificates
                         of Deposit of $100,000 or More
                                 (in thousands)


                                       1997        1996        1995
                                     -------     -------     -------
3 months or less                     $28,622     $26,525     $25,213
Over 3 months through 6 months        17,544      17,122      11,492
Over 6 months through 12 months        2,666       4,154       4,842
Over 12 months                           221         144          --
                                     -------     -------     -------
                                     $49,053     $47,945     $41,547
                                     =======     =======     =======

Note: At December 31, 1997, 1996, and 1995, public time deposits totaled $32,001,000; $32,192,000; and $30,197,000, respectively.

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


                  Hawaii National Bancshares, Inc. & Subsidiary
                                    Table VI
                     Operating, Dividend, and Capital Ratios


                                                 1997       1996        1995
                                                 ----       ----        ----

1.Return on average assets                       0.22%      0.24%      0.36%

2.Return on average equity                       2.34%      2.62%      3.96%

3.Dividend payout ratio                         16.30%     15.00%     10.20%

4.Average equity to average assets ratio         9.58%      9.23%      9.04%

ITEM 2. PROPERTIES

        Bancshares maintains its office at the same location in Honolulu as the Bank's main office.

        The Bank's premises are leased for varying periods to 2024 with renewal options ranging from 3 to 20 years. Rent expense was $2,493,000 in 1997; $2,366,000 in 1996 and $2,294,000 in 1995, net of sublease income of $56,000 in
1997, $59,000 in 1996 and $46,000 in 1995. Premise leases extend for varying periods up to 27 years and provide for periodic renegotiation of rents based upon a percentage of the appraised value of the leased property. At December 31, 1997, the aggregate minimum rental commitments under all non-cancelable leases were as follows: 1998 - $2,438,000; 1999 - $2,332,000; 2000 - $2,213,000; 2001-
$2,145,000; 2002 -$1,791,000; and thereafter to 2024 - $22,913,000 (aggregate
$33,832,000). Additional information is provided in Note 9 of the Notes to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

        The Bank is party to legal actions from time to time as part of its normal course of business. Management, after consulting with counsel on these matters, believes the outcome of these cases will not have a materially adverse effect upon Bancshares' or the Bank's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted for a vote of security holders in the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDERS MATTERS.

MARKET INFORMATION

        Bancshares' common stock is not actively traded and is not listed on any exchange. Management is not aware of any broker/dealer who formally makes a market in its common stock. However, based upon quotations obtained from Dow Jones Telerate and actual transactions known to Bancshares, the price of Bancshares' common stock during 1997 has ranged between $34.00 to $38.00 and during 1996 from $33.00 to $36.00. Bancshares' book value per share at December 31, 1997 and 1996 was $39.86 and $39.10, respectively. Neither the book value nor its trading price may be indicative of the value of Bancshares' common stock.

NUMBER OF EQUITY HOLDERS

        As of February 28, 1998, there were 1,269 common shareholders of record. Bancshares' transfer agent is HNB.

DIVIDENDS

        Bancshares paid cash dividends on its common stock in the amount of $0.15 per share on February 17, 1998, and on February 14, 1997 and 1996. Bancshares' dividend policy is to retain the majority of its earnings to finance future growth and build a strong capital base. Cash dividends are subject, among other things, to certain limitations under applicable national banking laws as described in Note 10 of the Notes to the Consolidated Financial Statements.

ITEM 6.        SELECTED FINANCIAL DATA

        A summary of operations and selected financial data for the five years ended December 31 is presented as follows:

ITEM 6.  SELECTED FINANCIAL DATA

                        HAWAII NATIONAL BANCSHARES, INC.
                                  & SUBSIDIARY
             SUMMARY OF OPERATIONS AND OTHER SELECTED FINANCIAL DATA
                      for the five years ended December 31
                    (in thousands except for per share data)


                                                     1997        1996          1995         1994         1993
                                                   --------     --------     --------     --------     --------
SUMMARY OF OPERATIONS
Interest income                                    $ 22,575     $ 22,376     $ 22,640     $ 20,179     $ 20,933
Interest expense                                      6,671        7,004        7,105        5,300        6,063
                                                   --------     --------     --------     --------     --------
     Net interest income                             15,904       15,372       15,535       14,879       14,870
Provision for loan and lease losses                     720          810          700          765          480
                                                   --------     --------     --------     --------     --------
     Net interest income after provision
         for loan and lease losses                   15,184       14,562       14,835       14,114       14,390
Other income                                          2,734        2,445        2,336        2,348        2,478
Other expenses                                       16,909       15,865       15,507       15,085       15,272
                                                   --------     --------     --------     --------     --------
Income before income taxes and cumulative
     effect of change in accounting principle         1,009        1,142        1,664        1,377        1,596
Income tax provision                                    358          431          620          505          670
                                                   --------     --------     --------     --------     --------
Income before cumulative effect of change
     in accounting principle                            651          711        1,044          872          926
Cumulative effect of change in method
     of accounting for income taxes                      --           --           --           --          350
                                                   --------     --------     --------     --------     --------
            Net income                             $    651     $    711     $  1,044     $    872     $  1,276
                                                   ========     ========     ========     ========     ========

Earnings Per Common Share (basic and diluted):
     Earnings before cumulative effect of
         accounting change                         $   0.92     $   1.00     $   1.47     $   1.23     $   1.30
     Cumulative effect of change in
         accounting principle                            --           --           --           --         0.49
                                                   --------     --------     --------     --------     --------
Earnings per common share                          $   0.92     $   1.00     $   1.47     $   1.23     $   1.79
                                                   ========     ========     ========     ========     ========
Cash dividends per share                           $   0.15     $   0.15     $   0.15     $   0.15     $   0.15
                                                   ========     ========     ========     ========     ========

OTHER SELECTED FINANCIAL DATA:
Total assets                                       $298,687     $296,025     $299,590     $290,256     $306,407
Investment securities                              $ 49,241     $ 49,417     $ 47,490     $ 46,419     $ 44,437
Loans and leases, net of allowance for
     possible loan and leases losses               $215,821     $204,195     $209,998     $213,993     $210,542
Deposits                                           $258,721     $264,594     $268,906     $260,973     $278,168
Shareholders' equity                               $ 28,342     $ 27,797     $ 27,193     $ 26,243     $ 25,478
Book value per share                               $  39.86     $  39.10     $  38.25     $  36.91     $  35.83

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

         In reviewing this discussion, reference should be made to the accompanying table of analysis of operations, the financial statements, and selected financial data presented elsewhere in this report.

                  Hawaii National Bancshares, Inc. & Subsidiary
                        Analysis of Results of Operations
                                 (in thousands)

                                                                  Year Ended December 31              1997 vs 1996
                                                             -------------------------------     ---------------------
                                                                                                  Increase  Percent of
                                                              1997         1996       1995       (Decrease)   Change
                                                             -------     --------    -------     ---------  ----------
Interest Income:
     Interest and fees on loans
         and leases                                          $18,910     $18,658     $19,684        $252        1.4%
     Interest on federal funds sold                              683         907         555        (224)     -24.7%
     Interest on investment securities                         2,841       2,683       2,301         158        5.9%
     Other                                                       141         128         100          13       10.2%
                                                             -------     -------     -------        ----      -----
            Total interest income                             22,575      22,376      22,640         199        0.9%
                                                             -------     -------     -------        ----      -----
Interest Expense:
     Deposits                                                  6,616       6,963       6,949        (347)      -5.0%
     Federal funds purchased                                       9           2          23           7      350.0%
     Interest on short-term borrowings                            46          39         133           7       17.9%
                                                             -------     -------     -------        ----      -----
            Total interest expense                             6,671       7,004       7,105        (333)      -4.8%
            Net interest income                               15,904      15,372      15,535         532        3.5%
Provision for loan and lease losses                              720         810         700         (90)     -11.1%
                                                             -------     -------     -------        ----      -----
            Net interest income after provision
                for loan and lease losses                     15,184      14,562      14,835         622        4.3%
                                                             -------     -------     -------        ----      -----
Other Income:
     Service charges on deposit accounts                       1,097       1,110       1,086         (13)      -1.2%
     Other service charges, collection and exchange
         charges, commissions and fees                         1,635       1,320       1,231         315       23.9%
     Gain (loss) on available-for-sale securities                  -         (10)         19          10     -100.0%
     Gain on investment securities held-to-maturity                2          25           -         (23)     -92.0%
                                                             -------     -------     -------        ----      -----
                                                               2,734       2,445       2,336         289       11.8%
                                                             -------     -------     -------        ----      -----
Other Expenses:
     Salaries and employee benefits                            8,765       8,132       7,722         633        7.8%
     Occupancy expense of bank premises                        3,689       3,511       3,381         178        5.1%
     Equipment expense                                           982         853         777         129       15.1%
     Computer services                                           571         729         690        (158)     -21.7%
     Other operating expenses                                  2,902       2,640       2,937         262        9.9%
                                                             -------     -------     -------        ----      -----
                                                              16,909      15,865      15,507       1,044        6.6%
                                                             -------     -------     -------        ----      -----
         Income before income taxes                            1,009       1,142       1,664        (133)     -11.6%

Income Tax Provision                                             358         431         620         (73)     -16.9%
                                                             -------     -------     -------        ----      -----

         Net income                                             $651        $711      $1,044        ($60)      -8.4%
                                                             =======     =======     =======        ====      =====

                                                                      1996 vs 1995
                                                                ------------------------
                                                                 Increase    Percent of
                                                                (Decrease)      Change
                                                                ----------   -----------
Interest Income:
     Interest and fees on loans
         and leases                                              ($1,026)        -5.2%
     Interest on federal funds sold                                  352         63.4%
     Interest on investment securities                               382         16.6%
     Other                                                            28         28.0%
                                                                 -------       ------
            Total interest income                                   (264)        -1.2%
                                                                 -------       ------
Interest Expense:
     Deposits                                                         14          0.2%
     Federal funds purchased                                         (21)       -91.3%
     Interest on short-term borrowings                               (94)       -70.7%
                                                                 -------       ------
            Total interest expense                                  (101)        -1.4%
            Net interest income                                     (163)        -1.0%
Provision for loan and lease losses                                  110         15.7%
                                                                 -------       ------
            Net interest income after provision
                for loan and lease losses                           (273)        -1.8%
                                                                 -------       ------
Other Income:
     Service charges on deposit accounts                              24          2.2%
     Other service charges, collection and exchange
         charges, commissions and fees                                89          7.2%
     Gain (loss) on available-for-sale securities                    (29)      -152.6%
     Gain on investment securities held-to-maturity                   25          -
                                                                 -------       ------
                                                                     109          4.7%
                                                                 -------       ------
Other Expenses:
     Salaries and employee benefits                                  410          5.3%
     Occupancy expense of bank premises                              130          3.8%
     Equipment expense                                                76          9.8%
     Computer services                                                39          5.7%
     Other operating expenses                                       (297)       -10.1%
                                                                 -------       ------
                                                                     358          2.3%
                                                                 -------       ------
         Income before income taxes                                 (522)       -31.4%

Income Tax Provision                                                (189)       -30.5%
                                                                 -------       ------

         Net income                                                ($333)       -31.9%
                                                                 =======       ======

        Hawaii National Bancshares, Inc. ("Bancshares") through its wholly owned subsidiary, Hawaii National Bank ("HNB" or the "Bank"), maintains a diverse portfolio of assets ranging from the core business of loans and leases to investment securities. The interest-earning assets of the Bank are financed through a combination of interest-bearing and interest-free sources. In keeping with management's goals of managing risk and improving long-term profitability to shareholders, the Bank continues to emphasize conservative credit underwriting, diversification of revenue sources, and controlled growth. Preserving credit quality, maintaining a liquid and interest rate sensitive balance sheet and building a strong capital position continue to have high priorities.

        This report and other filings and communications made by Bancshares and HNB may contain, from time to time, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Among other things, these forward-looking statements may be contained in periodic filings made to the Securities and Exchange Commission ("SEC"), press releases, and oral statements made by executive officers of Bancshares or HNB. By their very nature, forward-looking statements, such as forecasts or projections of future performance or statements of management's plans and objectives, are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated. These include, but are not limited to: global, national and local economic conditions; increased competition from bank and nonbank institutions; governmental regulation; the timing and magnitude of interest rate changes; trends in credit quality, liquidity and capital resources; changes in consumer and business behavior; developments in technology; and other risk factors. When relying on forward-looking statements, investors and others should carefully consider these and other uncertainties, whether or not the statements are described as forward-looking. Unless explicitly stated otherwise, forward-looking statements made by Bancshares or HNB are intended to apply only at the time they are made. Both Bancshares and HNB undertake no obligation to publicly revise or update these forward-looking statements to reflect subsequent events.

LOCAL ECONOMY

        In 1997, Hawaii continued to struggle through a prolonged economic slowdown which began in 1990. The gross state product is estimated to have grown by a little more than 1% in 1997, virtually unchanged from the prior year, and substantially below the robust 3.7% estimated for the nation. During the year, the trend in corporate downsizings, failures, and migrations to other states continued, boosting the State's unemployment rate in December nearly 1% above the national rate, and making 1997 the fifth consecutive year that Hawaii has lost jobs. Bankruptcies and foreclosures continued to mount in 1997, surpassing the records set in 1996 by 44% and 11%, respectively. While home resales increased during the year, prices continued to slide. The median price for a single-family home on Oahu in 1997 was 8% lower, compared to 1996, while the condominium median was 14% below the prior year. In the commercial real estate area, relatively high vacancy rates continued to depress property values in 1997.

        In 1998, Hawaii will be entering its eighth year of an economic slump, which ranks as one of the longest for any U.S. regional economy since World War
II. With its close ties to Asia, the outlook for the coming year is less than positive. The well-publicized economic problems in Japan and other Asian countries, combined with sharply weaker currencies, have made Hawaii's tourist-based and capital-poor economy both less attractive as a vacation destination and as a place for foreign investment. Tourism is Hawaii's largest industry generating about one-quarter of the gross state product and employing an estimated 25% of the State's workforce. One-third of the State's annual tourists are from Asia, of which the Japanese represent the largest segment. Since last year, Japanese arrivals have declined and those that are coming to Hawaii are spending less as a result of the weaker yen. Another major market is Korea, which the Hawaii Visitors and Convention Bureau expects to plunge by as much as 80% in 1998 due to the collapse of the Korean won. Likewise, business is falling from Indonesia, Thailand, the Philippines and other Asian countries, which have undergone severe currency devaluations. These grim prospects for tourism have already prompted several local companies in other industries to initiate unprecedented layoffs. Finally, given the dramatic decline in purchasing power of many Asian nations, it would be optimistic to look to that part of the world as a source of foreign capital to revive Hawaii's ailing construction and real estate industry.

OVERVIEW

        The consolidated net income of Hawaii National Bancshares, Inc. and Hawaii National Bank (collectively, the "Company") was $651,175 in 1997, compared to $711,223 in 1996 and $1,043,935 in 1995. Earnings per share were $0.92, $1.00, and $1.47 in 1997, 1996 and 1995, respectively.

        The 1997 earnings represented a decline of $60,048 or 8.4% from the prior year. While revenues increased, higher costs associated with expanding the branch network and reductions in the carrying costs of certain properties in other real estate owned, resulted in lower profits for the year.

        Net income decreased by $332,712 or 31.9% in 1996, due to lower net interest income, a higher provision for loan and lease losses and the full year's effect of the Maui branches, which were acquired in mid-1995 from the former Bank USA, N.A., partly offset by a reduction in Federal Deposit Insurance Corporation ("FDIC") insurance premiums.

        In recent years, the weak local economy has resulted in higher levels of nonaccrual loans and leases and those past due 90 days or more (collectively, referred to as "noncurrent loans and leases"). As of year-end 1997, noncurrent loans and leases increased to $4,206,000, representing 1.9% of total loans and leases, compared to $3,392,000, or 1.6%, as of the same date in 1996. Net charge-offs declined to $589,619 in 1997, compared to $838,999 in 1996.

        At December 31, 1997, total assets stood at $298,686,778, an increase from $296,025,258 at December 31, 1996. Loans and leases grew 5.7% to a record $219,018,348 at December 31, 1997. Deposits decreased 2.2% to $258,720,805 at
December 31, 1997, due to a large deposit withdrawal related to a customer's real estate investment. Shareholders' equity increased 2.0% to $28,341,813 at year-end 1997. Leverage and risk-based capital ratios exceeded regulatory capital requirements by a substantial margin at December 31, 1997 and 1996.

OUTLOOK FOR 1998

        Looking ahead to 1998, the Company anticipates that its operating results for the year may be substantially below those reported for 1997, due to the execution of certain strategic initiatives and the prospects for increased fall-out from the Asian financial crisis on the local business community.

        As part of its long-range planning, the Company has implemented several initiatives in the last few years with the objective of increasing the Bank's franchise value and improving long-term profitability to shareholders. These initiatives include, among other things, expanding the branch network and merging the operations of HNB's data processing provider, Computer Systems International, Ltd. ("CSI"), into the Bank. While these actions may have an adverse impact on the results of operations for 1998, these steps are designed to position the Bank to improve future profitability by strengthening the Bank's ability to effectively compete in the rapidly changing financial services industry, enhance service quality and promote greater operating efficiencies.

        Management believes the cornerstone of a community bank is its branch system. While other financial institutions have been closing offices, HNB has expanded into areas where the demographics for small business and future population growth appear favorable. Since 1995, HNB has opened 3 new branches: 2 on Maui (Kihei and Kahului) and 1 in Pearl City, Oahu. The Bank anticipates opening its first "in-store branch" in the Moanalua Ethnic Village on Oahu in March 1998. These new facilities provide the Bank with an opportunity to expand its loan and deposit base. Based on past experience, initially, new branches adversely impact earnings until the volume of business grows to cover overhead expenses.

        In order to be competitive in today's market, HNB recognizes that it must become a lower-cost provider. The Bank's strategy to accomplish this objective is to leverage technology to gain operating efficiencies and drive down costs. In keeping with its long-term plan, the operations of CSI, an affiliated bank service company, were merged into HNB, effective October 1, 1997. While the effect of bringing this function inhouse may increase overhead costs in the short-run, the anticipated efficiencies that accrue over time will enable the Bank to significantly reduce costs in other areas, without compromising customer service. The new Information Systems Department is currently in the process of upgrading the Bank's computer hardware and software. The installation of the new system will lower maintenance costs, offsetting the estimated depreciation charges, and provide the technology to expand the Bank's product line. When this project is completed, the department may explore revenue-generating opportunities outside of the Bank. Prior to being acquired by HNB, CSI provided data processing services to other financial institutions in Hawaii and developed several software programs that were used, at one time, by approximately 100 different clients, including the U.S. Navy, Chase Manhattan Bank, Federal Home Loan Bank of Cincinnati,

Fiserv, Inc., University of Virginia, City of Minneapolis, and various other institutions and companies worldwide.

        Besides the initiatives described above, the Company's performance in 1998 is expected to be significantly affected by the turmoil in Asia and its backlash on Hawaii, which is still growing. As a community bank, HNB's market area is concentrated in Hawaii, and management continues to believe that its banking activities should remain in the State. Many of the Bank's customers are family enterprises and closely held businesses, which have already been hit hard by the weak local economy prior to the crisis in Asia. During the first quarter of 1998, the Bank will be increasing its provision for loan and lease losses by an additional $90,000 over the first quarter of 1997. The appropriateness of continuing such an increase will be re-evaluated at least quarterly.

        There is no assurance that the Bank will be able to achieve its objectives, nor is it possible to predict whether future changes in regulatory, economic and competitive changes will cause the Company or the Bank to revise its operating strategy. The operating results of the Company and Bank are expected to remain dependent upon general economic conditions and other external factors for the foreseeable future.

RESULTS OF OPERATIONS

Net Interest Income

        HNB derives the majority of its earnings from net interest income, the difference between what the Bank earns on interest-earning assets such as loans and leases, federal funds sold and investment securities and what it pays on interest-bearing liabilities such as interest-bearing deposits, federal funds purchased and short-term borrowings. Net interest income is affected mainly by changes in the volume and the mix of interest-earning assets and interest-bearing liabilities and in the yields earned and the rates paid based on those assets and liabilities.

        Net interest income increased to $15,903,944 in 1997, compared to $15,372,384 in 1996 and $15,534,686 in 1995. The 3.5% increase in 1997 was primarily due to an improvement in net interest margin. During 1996, a lower average balance of loans and leases and a lower average loan and lease yield, partly offset by a reduction in the average balance of short-term borrowings, resulted in a 1.0% decrease in net interest income. Net interest margin was 5.90%, 5.63% and 5.74% for 1997, 1996 and 1995, respectively.

        Total interest income increased to $22,574,669 in 1997 versus $22,376,745 in 1996 and $22,640,331 in 1995. The higher interest revenue reported in 1997 was attributable to an increase in average asset yields. The average yield on interest-earning assets rose from 8.19% in 1996 to 8.38% in 1997. The increase was due to generally higher market interest rates, which included a 25 basis point increase in the prime rate in March 1997. The decline in interest income in 1996 was mainly due to a lower average balance of loans and leases and a lower average loan and lease yield. Interest income foregone on nonaccrual loans and leases amounted to $441,000, $464,000 and $318,000 in 1997, 1996 and 1995, respectively.

        Total interest expense decreased to $6,670,725 in 1997, compared to $7,004,361 and $7,105,645 in 1996 and 1995, respectively. The 4.8% decline in
1997 was primarily due to lower average rates paid on deposits, which declined to 3.32% from 3.38% in 1996. During 1997, the Bank continued to experience a migration from lower costing savings into higher costing time deposits. The average rates paid on savings and time deposits during the year were 2.72% and 4.88%, respectively. The improvement of 1.4% in 1996 was due to a lower average aggregate balance of federal funds purchased and short-term borrowings which declined from $2,506,000 in 1995 to $789,000 in 1996.

Other Income and Other Expenses

        In addition to interest income, the Bank has various sources of other income which include service charges on deposit accounts; other service charges, collection and foreign exchange charges, commissions and fees; and gains and losses on investment securities. Other income grew from $2,336,523 in 1995 to $2,445,479 in 1996, and to $2,734,128 in 1997. This represents an increase of $108,956 or 4.7% in 1996 and $288,649 or 11.8% in 1997. The increase in 1996 reflected improved fee income generation on loan and deposit accounts. The 1997 increase was attributable to data processing fees of $350,000 paid to HNB by another financial institution. The contract with this institution ended in December 1997. The gains on investment securities held-to-maturity in 1997 and 1996 were premiums paid to the Bank for securities which were called. During 1996, an equity security available-for-sale with a carrying cost of $10,000 was written off after the issuer ceased operations. In 1995, the Bank acquired $2,103,358 in U.S. agency securities from the former Bank USA which were classified as available-for-sale. These securities were subsequently sold, generating proceeds of $2,122,073. The gross realized gain was $18,715 based on the specific identification method.

        Other expenses consist of salaries and employee benefits, occupancy expense of bank premises, equipment expense, computer services and other operating expenses. Other expenses totaled $16,908,897 in 1997, $15,865,640 in 1996 and $15,507,274 in 1995. The increase of $1,043,257 or 6.6% in 1997 was primary due to the establishment of a new branch in Pearl City, the merger of CSI into the Bank, and writedowns in the carrying values of certain properties in other real estate owned. The increase of $358,366 or 2.3% in 1996 was primarily due to the opening of two new branches on Maui in 1995, partly offset by a reduction in FDIC premiums.

        Salaries and employee benefits increased $632,848 or 7.8% in 1997, compared to an increase of $410,376 or 5.3% a year earlier. The growth in this category reflects several factors including: (1) an increase in staff due to the merger of CSI, the opening of the Pearl City Branch in 1997 and two branches on Maui in 1995; (2) rising costs for health benefits; (3) higher pension expense; and (4) normal merit and inflationary adjustments, which were adopted to keep the Bank's compensation packages competitive.

        Occupancy expense of bank premises rose $177,908 or 5.1% in 1997 versus an increase of $129,663, or 3.8%, in the previous year. The increase in 1997 was attributable to the addition of the Pearl City Branch and CSI's office rent. The increase in 1996 was due to the two new branches on Maui.

        Equipment expense increased $129,162 or 15.1% in 1997 and $76,219 or 9.8% in 1996. The increase in 1997 was primarily due to repairs for furniture, fixtures and equipment. The increase in 1996 resulted largely from higher depreciation charges.

        Computer services were obtained from CSI, a bank service corporation formed to provide data processing services to financial institutions, including the Bank. On August 31, 1997, CSI became wholly owned by the Bank when CSI purchased into treasury stock the other 50% interest from an affiliate of a director. Effective October 1, 1997, CSI's operations were merged into the Bank and CSI was liquidated, which resulted in additional assets and liabilities of approximately $1,400,000. Charges for data processing service were $571,000 in 1997, $729,000 in 1996 and $690,000 in 1995. The merger of CSI's operations into the Bank will eliminate these fees in the future, but increased costs may be experienced in salaries and employee benefits and occupancy costs until anticipated efficiencies are realized.

        Other operating expenses increased $261,768 or 9.9% in 1997 and decreased $296,617 or 10.1% in 1996. The increase in 1997 was primarily due to writedowns approximating $138,000 of certain properties in other real estate owned as a result of declines in market value (see Loan Portfolio Risk Elements and Other Real Estate Owned). The decrease in 1996 was principally due to a decline in FDIC insurance rates. Also included in other operating expenses for 1996 were adjustments to the Bank's investment in CSI which was accounted for under the equity method prior to August 31, 1997. The Bank's equity in losses of CSI was $59,000 and $200,000 in 1996 and 1995, respectively. At December 31, 1996, the Bank's investment in CSI was reduced to zero.

        The Year 2000 is a serious issue which will affect virtually every organization, including the Bank. The difficulty stems from the inability of most computer programs to distinguish the year 1900 from the year 2000. The challenge is especially critical to financial institutions since many processes, such as interest accruals and payments, are date-sensitive. Nor is the problem limited to just computer systems. The coming millenium will affect potentially every system that has an embedded microchip, such as automated teller machines, elevators and vaults, as well as third parties with whom the Bank does business.

        The Bank is committed to addressing the Year 2000 issue in a timely and responsible manner and has dedicated its internal resources to address this issue. Management has completed an assessment of its mission-critical systems and has implemented a program to monitor the Year 2000 efforts of its suppliers, service providers and large corporate customers. In June 1998, the Bank will be converting its computer system as part of its normal upgrade process to improve efficiency and better serve its customers. The new system, which is Year 2000 compliant, will replace the current one used by the Bank to process its general ledger and core applications, which will no longer be supported by the vendor in the future. The cost for the new computer system is approximately $1,200,000, which will be capitalized and depreciated over its useful life. The estimated depreciation charges are expected to be offset by lower maintenance fees. The costs for other systems are not anticipated to be material and will be accounted for appropriately. Testing of hardware and software upgrades, system replacements and other associated changes is expected to be well underway by December 31, 1998.

Income Tax Provision

        The Company's federal and state income tax provision decreased to $358,000 in 1997, compared to $431,000 in 1996 and $620,000 in 1995. The effective tax rates for those years were 35.5%, 37.7%, and 37.3%, respectively. The lower effective rate for 1997 reflected the utilization of tax benefits arising from the acquisition and liquidation of CSI. The increase in the deferred tax assets was primarily due to the net operating loss carryforwards generated by CSI which will be utilized to offset the Company's future taxable income.

FINANCIAL CONDITION

Deposits

        Deposits traditionally have been the principal source of HNB's funds for use in lending, meeting liquidity requirements and making investments. The maintenance of a stable and low cost deposit base is, therefore, an important factor in the Bank's asset and liability management plan and essential to the achievement of its profit goals. The Bank's strategy for attracting new deposits and retaining its current base focuses on achieving customer satisfaction and building long-term relationships. The Bank offers a variety of deposit products which are marketed to residents of Hawaii. No deposits are placed by or through a broker. At December 31, 1997, total deposits were $258,720,805, representing a decrease of $5,873,575 or 2.2% from total deposits of $264,594,380 at December 31, 1996. The decline was primarily due to a customer's withdrawal of $15,500,000 from a savings account for a real estate investment which was anticipated by the Bank.

        The following table presents the distribution of the Bank's deposit accounts at December 31 for the years indicated.

----------------------------------------------------------------------------------------------------------
                                      1997                        1996                       1995
                               --------------------      ---------------------       ---------------------
                                   Amount       %            Amount      %                  Amount     %
----------------------------------------------------------------------------------------------------------
Noninterest-bearing demand    $ 69,463,341     26.9%     $ 59,989,127     22.7%     $ 66,331,301      24.7%
Interest-bearing demand         27,907,474     10.8        28,144,031     10.6        29,316,390      10.9
Savings                         91,167,206     35.2       110,032,161     41.6       113,736,751      42.3
Time                            70,182,784     27.1        66,429,061     25.1        59,521,343      22.1
                              ------------     ----      ------------     ----      ------------     -----
   Total deposits             $258,720,805    100.0%     $264,594,380    100.0%     $268,905,785     100.0%
                              ============   =======     ============    ======     ============     ======



        Noninterest-bearing demand deposits ended 1997 at $9,474,214 above the balance reported at year-end 1996. The growth in these deposits are important to the Bank because they represent an interest-free source of funds which enhances net interest margin. Interest-bearing demand deposits at year-end 1997 were essentially unchanged, compared to the same date in 1996. In recent years, as consumers have grown more knowledgeable about financial matters, they have tended to use these accounts primarily for current transaction purposes. Generally, excess funds not needed in the immediate future are transferred to higher yielding deposit accounts or invested in other financial instruments. Time deposits increased by

$3,753,723 over year-end 1996 levels, partly offsetting a decline in savings deposits of $18,864,955. During 1997, customers continued to shift their funds from savings to time deposits to take advantage of higher rates. The average rates paid on savings and time deposits during the year were 2.72% and 4.88%, respectively. Since December 31, 1995, time deposits, as a percentage of total deposits, have grown from 22.1% to 27.1% at December 31, 1997. Meanwhile, over the same period, savings deposits have declined from 42.3% to 35.2%. In the absence of other mitigating factors, this change in the deposit mix raises the cost of deposits to the Bank. Included in time deposits are certificates of deposits ("CD") purchased by the State of Hawaii, its counties and other government agencies. Historically, these CDs have been a stable source of funds for the Bank and are considered to be core deposits. At December 31, 1997, 1996 and 1995, public time deposits totaled $32,001,000, $32,192,000, and $30,197,000, respectively, representing 12.4%, 12.2% and 11.2% of the Bank's total deposits.

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

        The Bank had no trading securities at December 31, 1997 and 1996. The book and fair values of investment securities held-to-maturity at December 31, 1997, were $47,481,373 and $47,540,000, respectively, compared to $47,929,910 and $48,007,000 at December 31, 1996. There were no sales from the held-to-maturity portfolio in 1997 or 1996. At December 31, 1997, the book and fair value of investment securities available-for-sale was $1,760,103, compared to $1,487,003 at December 31, 1996. During 1997 and 1996, there were no transfers between the held-to-maturity, available-for-sale and trading categories.

Loan and Lease Portfolio

        At December 31, 1997, total loans and leases stood at $219,018,348, marking a new milestone for the Bank, and representing an increase of $11,755,609 or 5.7% from the level reported at December 31, 1996. The growth in the portfolio was primarily due to increases in real estate and commercial loans.

        Real estate loans increased to $138,689,235 at year-end 1997, $5,474,998 higher than the level at year-end 1996. Most of the growth occurred in family residential and commercial property loans. Commercial, industrial and agricultural loans ended the year at $70,956,494, an increase of $6,152,193 from December 31, 1996. Consumer loans, which consist of loans to individuals for household, family and other personal expenditures, were $7,612,614 at year-end 1997, little changed from the $7,674,104 reported for the same date a year earlier. At December 31, 1997, direct financing leases and other loans totaled $1,307,313 and $452,692, respectively, compared to $1,013,049 and $557,048 at
December 31, 1996.

Loan Concentrations

        The Bank has no significant concentrations of credit risk with any individual party; however, the Bank's lending is concentrated on the island of Oahu. The Bank has no foreign loans in its portfolio.

        At December 31, 1997, real estate loans totaled $138,689,235, accounting for 63.3% of the loan and lease portfolio. Included in this category are family residential, construction and commercial property loans which at year-end 1997 amounted to $107,180,757; $2,616,724; and $28,891,754, respectively. While low mortgage rates combined with lower prices have made housing in Hawaii more affordable than it has been in years, the residential real estate market, in general, is expected to remain soft until confidence levels in the local economy improve. In the commercial area, lease rents are expected to remain under pressure due to relatively high vacancies. Accordingly, commercial property values could continue to erode in 1998.

Risk Elements and Other Real Estate Owned

        Noncurrent loans and leases consist of loans and leases that are past due for 90 days or more and still accruing interest, and loans and leases that have ceased to accrue interest ("nonaccrual loans and leases"). At December 31, 1997, noncurrent loans and leases increased to $4,206,000, representing 1.9% of loans and leases outstanding, compared to $3,392,000, or 1.6%, at December 31, 1996. The increase was primarily attributable to three real estate loans which were placed on nonaccrual. Most of the credits in the noncurrent category are collateralized by real estate. There were no restructured loans or leases as of December 31, 1997 or 1996.

        Generally, at the time a loan is placed on nonaccrual, it is considered impaired. In evaluating loans for impairment or placement on nonaccrual, the Bank applies its normal loan review procedures. Among other things, this analysis includes reviewing: 1) the loan's payment history as compared to the contractual terms of the note or credit agreement; 2) the financial condition of the borrower, including an assessment of the prospects for repayment of the loan; 3) a reevaluation or reappraisal of the underlying collateral; 4) the loan's current risk rating; and 5) the credit file and loan documents. Loans with an insignificant delay or shortfall in the amount of payments are not considered impaired. Examples of insignificant delays or shortfalls may include, depending upon the specific facts and circumstances, those that are associated with a temporary stoppage in operations due to equipment failure or a natural disaster, or due to tight cash flows during the off-peak season of a business. Recurring shortfalls or delays in payments and/or extended delinquency periods may provide evidence that a delay or shortfall is significant. In these circumstances, the loan is reviewed for impairment. Loans collectively evaluated for impairment by the Bank include smaller balance commercial loans, real estate loans and consumer loans which are not included in total impaired loans. The Bank considers a loan to have a "small balance" when the outstanding principal balance is $50,000 or less. For information on the Bank's accounting policies for nonaccrual and impaired loans, including income recognition and charge-offs, and the required financial statement disclosures, please refer to Notes 1 and 5 to the Consolidated Financial Statements.

        Other real estate owned ("OREO"), which is included in other assets, is generally composed of properties acquired through foreclosure proceedings in settlement of debts previously contracted. These assets are recorded at the lower of cost or fair market value based on current appraisals less estimated selling costs. Any excess of the carrying amount of the loan over the fair market value of the assets, net of estimated disposal costs, is charged against the allowance for loan and lease losses at the time of transfer. Subsequent to transfer, any losses on disposition or writedowns as a result of declines in the market value of specific properties are recorded as a charge to other expenses, which reduces current earnings. During 1997, a periodic re-evaluation of certain OREO properties indicated lower values due to a sluggish real estate market. Accordingly, the Bank reduced its carrying costs for those assets with a charge to other expenses of approximately $138,000 that directly impacted current earnings. At December 31, 1997, OREO totaled $1,668,000 or 0.56% of total assets, compared to $1,219,000, or 0.41% of total assets, at December 31, 1996. The portfolio consisted at year-end of two commercial properties, a single-family home and a residential condominium.

        The following table presents information on noncurrent loans and leases, restructured loans and leases and OREO at December 31 for the years indicated:

                                      1997           1996          1995           1994          1993
--------------------------------------------------------------------------------------------------------
Noncurrent loans and leases
 Past due 90 days or more         $  424,000     $  212,000     $  414,000     $2,241,000     $  634,000
 Nonaccrual                        3,782,000      3,180,000      6,206,000      1,326,000        924,000
                                  ----------     ----------     ----------     ----------     ----------
    Total                         $4,206,000     $3,392,000     $6,620,000     $3,567,000     $1,558,000
                                  ==========     ==========     ==========     ==========     ==========

Restructured loans and leases     $       --     $       --     $       --     $       --     $   52,000
                                  ==========     ==========     ==========     ==========     ==========

OREO                              $1,668,000     $1,219,000     $1,162,000     $  938,000     $  150,000
                                  ==========     ==========     ==========     ==========     ==========

Note:  Impaired loans are included in nonaccrual loans and leases.
--------------------------------------------------------------------------------------------------------


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

Provision and Allowance for Loan and Lease Losses

        The provision for loan and lease losses is based upon management's evaluation as to the adequacy of the allowance for loan and leases losses ("allowance" or "reserve") to absorb potential losses in the portfolio. The adequacy of the allowance is reviewed at least quarterly by management and approved by the Board of Directors, and more frequent analyses may be performed if warranted. In appraising the adequacy of the allowance, management considers historical loss experience, the value and adequacy of collateral, levels of and trends in nonperforming loans and leases, loan concentrations, the growth and composition of the portfolio, the review of monthly delinquency reports, the results of examinations of individual loans and leases and/or evaluation of the overall portfolio by senior credit personnel, internal auditors, and regulatory agencies, trend of interest rates and general economic conditions. Furthermore, as part of the review process, each credit which is over $50,000 and has been placed on nonaccrual is individually assessed for loss potential. When a loan reaches this stage, it is also the Bank's practice to obtain a current evaluation or appraisal of the collateral.

        During 1997, the Bank provided $720,000 for possible loan and lease losses, compared to $810,000 and $700,000 in 1996 and 1995, respectively. Gross charge-offs for 1997, 1996 and 1995 were $769,141, $1,531,106 and $1,103,875, respectively. Of these losses, 49% was attributable to three commercial loans in 1997; 63% to two commercial loans in 1996 and 58% to one commercial loan in 1995. Recoveries totaled $179,522 in 1997, $692,107 in 1996, and $78,672 in
1995. In 1996, a nonaccrual loan was repaid, generating net proceeds of $545,000 which were credited to the allowance for loan and lease losses as a recovery of an amount previously charged off in 1995. Net charge offs declined to $589,619 in 1997, compared to $838,999 in 1996 and $1,025,203 in 1995. The ratio of net charge offs to average loans and leases for those years were 0.28%, 0.40%, and 0.48% respectively.

        At December 31, 1997, the allowance for loan and lease losses stood at $3,197,815, representing 1.46% of total loans and leases outstanding, compared to $3,067,434 or 1.48%, at year-end 1996. As of the same date, the reserve provided coverage of 76.0% of noncurrent loans and leases versus 90.4% at December 31, 1996. The majority of the credits in the noncurrent category are collateralized by real estate.

        While there were some indications in the early part of 1997 that Hawaii's economy may be close to bottoming out, the growing problems in Japan and the Asian currency devaluations that occurred later in the year eliminated any prospects for a recovery in the foreseeable future. Accordingly, management has increased the provision for loan and lease losses from $180,000 for the first quarter of 1997 to $270,000 for the first quarter of 1998. The appropriateness of continuing such an increase will be re-evaluated at least quarterly.

Liquidity Management

        The objective of liquidity management is to provide sufficient cash flows at a reasonable cost to accommodate fluctuations in deposit levels, fund operations, provide for customers' credit needs, and meet obligations and commitments on a timely basis. The Bank relies on both assets and liabilities to satisfy its liquidity requirements.

        The principal sources of asset-based liquidity for the Bank are cash and cash equivalents. At December 31, 1997, these resources totaled $22,628,962 or 7.6% of total assets, compared to $33,276,700 or 11.2% at December 31, 1996. The decrease was primarily due to an decline in federal funds sold which was used to finance the Bank's loan growth and a large savings withdrawal. (See "Loan and Lease Portfolio" and Deposits.") In order to generate additional liquidity and reduce interest rate risk, the Bank's current strategy is to sell its fixed-rate mortgage loan originations in the secondary market to government instrumentalities like the Federal Home Loan Mortgage Company and the Federal National Mortgage Association.

        On the liability side of the balance sheet, deposits historically have been the primary source of liquidity for HNB. The Bank places a high priority on attracting and retaining a stable base of core deposits and, thus, does not actively solicit large time certificates of deposits or deposits from outside of the Bank's market area. Furthermore, no deposits are sold or placed through brokers. The State of Hawaii, City and County of Honolulu, and other public agencies are important providers of funds. At December 31, 1997, 1996, and 1995, public time deposits represented 12.4%, 12.2% and 11.2%, respectively, of the total deposit base.

        In recent years, one of the most important consumer trends has been the migration of household financial assets out of deposits and into direct investment vehicles, such as mutual funds. As a result, federal funds purchased and FHLB advances are anticipated to become a more significant source of funds for the Bank in the future. While borrowings are a reliable source of funds from a liquidity standpoint, they have a higher cost than deposits which puts downward pressure on net interest income. The Bank has a diverse funding base which includes federal funds lines with other banks, the discount facilities of the Federal Reserve, and advances from the FHLB. The line of credit with the FHLB is equal to 10.0% of total assets, including a cash management agreement line of 5.0%. In addition, the Bank can utilize the FHLB's Community Investment Program ("CIP") to finance affordable housing projects and commercial loans at rates 10 to 20 basis points below posted FHLB rates for comparable maturities. Advances under the CIP program are not counted under the Bank's committed line; however, there is a $10,000,000 per year cap on new advances, which is subject to waiver. At year-end 1997, drawings under federal funds lines and advances from the FHLB aggregated $8,000,000. There were no purchased federal funds or FHLB borrowings outstanding at December 31, 1996.

        Operating activities provided net cash of $304,769 in 1997, $2,214,134 in 1996 and $3,060,597 in 1995. The decline in 1997 was primarily due to higher outlays to suppliers and employees. Loan originations, net of principal repayments, accounted for a significant portion of the net cash used in investing activities of $13,128,310 in 1997. Comparatively, in 1996 and 1995, proceeds from loan sales contributed largely to the net cash provided by investing activities of $2,880,677 and $1,739,085, respectively. Financing activities provided net cash of $2,175,803 in 1997, due primarily to a short-term advance from the FHLB and a net increase in federal funds purchased, partly offset by a net decrease in deposits due to a large savings withdrawal. Lower corporate checking and escrow fund accounts resulted in a decline in noninterest-bearing demand deposits, which contributed to the net cash used in financing activities of $4,476,820 in 1996. In 1995, net cash provided by financing activities was $7,248,756, due primarily to the assumption of deposits from the former Bank USA.

Market Risk

        The information contained in this section contains certain forward-looking statements with regards to quantitative and qualitative disclosures required to comply with the SEC's rule relating to market risk. These disclosures involve a number of assumptions about hypothetical changes in interest rates, anticipated behavior by other parties in response to those hypothetical changes in interest rates, and various other estimates and factors, which could cause actual results to differ materially from those projected.

        As a financial institution, HNB's core business includes making loans, purchasing investments and accepting deposits. These activities leave the Bank's net interest income exposed to movements in interest rates. This category of market risk is called interest rate risk. (See also "Net Interest Income," "Liquidity Management" and "Shareholders' Equity and Capital Resources".)

        The Bank has an Asset and Liability Management Committee, which is responsible for managing the Bank's interest rate risk exposure. The objective of the Committee is to reduce the vulnerability of net interest income, the major source of the Bank's earnings, to interest rate fluctuations. This is accomplished by striving to match maturity and repricing dates of assets and liabilities. All of the Bank's financial instruments (i.e., investments, loans and leases, deposits, borrowings, etc.) are entered into for purposes other than trading. No derivative financial instruments such as futures, options or interest rate swaps are used for hedging or speculative purposes.

        The Bank uses a simulation model to measure the projected increase or decrease in net interest income that may result from possible changes in interest rates. The model covers all financial instruments and allows the Bank to analyze the effects of embedded options by varying the interest rate scenarios, prepayment rates on loans, runoff rates for deposits, etc.

        Most financial instruments, including those applicable to HNB, are generally priced, directly or indirectly, in relation to the U.S. Treasury yield curve which, by definition, represents the risk-free rate. If U.S. Treasury rates declined instantaneously by 10% at December 31, 1997, and remained at those levels, the Bank's net interest income for the year would decrease by approximately 0.06% from the base or flat-rate scenario. Conversely, if U.S. Treasury rates increased by the same magnitude as of the identical date, net interest income for the year would rise by approximately 0.70% from the base case.

        The results of these projections are highly dependent upon two key assumptions: loan prepayment rates and the rate-sensitivity of nonmaturity deposits, such as demand and savings accounts. The prepayment assumptions were obtained from Bloomberg, the FHLB and the Office of Thrift Supervision. The repricing assumptions for nonmaturity deposits were based upon the Bank's historical experience and consistent with industry trends. Other key assumptions include: (1) the Bank maintains its present size; (2) funds are reinvested into the same instruments; and (3) spread relations remain constant. Finally, in interpreting these results, it is important to note that they exclude, among other things, the effects of competition, which have, and will continue to have, a significant impact on the Bank's net interest income.

Shareholders' Equity and Capital Resources

        Management believes that a strong capital position serves three basic purposes: (1) it inspires public confidence; (2) provides a safety cushion against unforeseen operating losses; and (3) establishes a solid foundation for future growth.

        Shareholders' equity totaled $28,341,813 at year-end 1997, an increase of $544,525 or 2.0% over the previous year-end balance. The growth in equity was achieved through retention in earnings after payment of cash dividends. Book value per share increased from $39.10 at December 31, 1996, to $39.86 at December 31, 1997.

        The Company is subject to risk-based capital guidelines which are used by bank regulatory agencies to evaluate capital adequacy. Under this system, assets and off-balance sheet items are assigned to one of four risk-weight categories to calculate a risk-weighted asset base. The rules require a minimum Tier 1 capital ratio of 4.0% of risk-weighted assets and a minimum total capital ratio of 8.0% of risk-weighted assets. Tier 1 capital generally consists of common shareholders' equity less goodwill, while total capital includes in addition to Tier 1 capital, the allowance for possible loan and lease losses, subject to certain limitations, and subordinated debt. In addition to the risk-based capital ratios, the banking regulators have established a minimum leverage ratio of Tier 1 capital to average quarterly total assets of 3.0%. In order to be considered well-capitalized by the bank regulatory agencies, an institution must have at minimum a 5.0% leverage ratio, a Tier 1 risk-based capital ratio of 6.0% and a total capital ratio of 10.0%. At December 31, 1997, the Company's Tier 1 and total capital ratios were 13.5% and 14.8%, respectively, compared to 14.0% and 15.2% at December 31, 1996. At year-end 1997 and 1996, the Company's leverage ratio was 9.9% and 9.5%, respectively.

        In evaluating the Company's capital position, management considers the present and anticipated needs of Bancshares and HNB, current and projected market conditions, interest rate risk exposure, bank regulatory requirements, and other relevant factors. Management believes that capital continues to be adequate to meet the present needs of both Bancshares and HNB. In planning for the future, management conducts periodic evaluations as to the overall adequacy of capital, and the need and desirability of raising capital is reviewed. The current strategy is to generate capital through retention of earnings. Should asset growth exceed earnings retention, several alternatives for raising capital are available. Bancshares could sell additional stock, as it did in 1991 with a $2,950,000 private placement, or issue new debt and downstream the proceeds as capital to the Bank. Bancshares may also borrow up to 30% of its capital without prior approval of the Federal Reserve System. Based on year-end 1997 figures, this would amount to $8,502,544.

Effects of New Accounting Standards

        The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 - An Amendment of FASB Statement No. 125," on January 1, 1997. Statement No. 125 applies a control-oriented, financial components approach to financial-asset-transfer transactions whereby the Company (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred, (2) derecognizes financial assets when control has been surrendered, and (3) derecognizes liabilities once they are extinguished. The adoption of this Statement did not have a material impact on the consolidated financial statements of the Company.

        In addition, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in 1997. Since there was no change in the computation and presentation of earnings per share for the Company from previous years, the adoption of this Statement did not have a material impact on the consolidated financial statements of the Company.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Statement No. 131 requires that information be provided about the different types of business activities in which an enterprise engages and the different economic environment in which it operates. Since the Company has no items of other comprehensive income and does not have separate operating segments, the adoption of these Statements is not expected to have a material impact on the consolidated financial statements of the Company.

        In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. The Statement revises and standardizes the employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The Company will adopt this Statement when it becomes effective, which will require modification of the Company's pension plan disclosure.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements, notes, and supplementary data thereto called for by this item and the report of independent certified public accountants are provided in item 14(a).

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

        The following information contained in items 10 to 13, except for the "Compensation Committee Report," is incorporated herein by reference from various pages of Bancshares' Proxy Statement for the 1998 Annual Meeting of Shareholders ("Proxy Statement").

ITEM 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding "Directors and Executive Officers" of Bancshares located on page 2, 3 and 15 of the Proxy Statement is incorporated by reference.

        Information regarding "Compliance of Section 16(a) Filing requirements" located on page 15 of the Proxy Statement is incorporated by reference.

ITEM 11:       EXECUTIVE COMPENSATION

        Information regarding "Executive Compensation" located on pages 5-9 of the Proxy Statement is incorporated by reference.

ITEM 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

        Information regarding "Principal Shareholders and Ownership by Management" is located on pages 11-15 of the Proxy Statement is incorporated by reference.

ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding "Related Transactions" located on pages 10-11 of the Proxy Statement is incorporated by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND
               REPORTS ON FORM 8-K

    (a) (1)    Financial Statements

               Hawaii National Bancshares, Inc. and Subsidiary:
                 Report of Independent Accountants
                 Consolidated Balance Sheets at December 31, 1997 and 1996 Consolidated Statements of Income for the
                   years ended December 31, 1997, 1996 and 1995
                 Consolidated Statements of Changes in Shareholders' Equity
                   for the years ended December 31, 1997, 1996 and 1995
                 Consolidated Statements of Cash Flows for the
                   years ended December 31, 1997, 1996 and 1995
                 Notes to the Consolidated Financial Statements

        (2)    Supplementary Financial Statement Schedules

                 Schedules to the consolidated financial statements required by
                 Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

        (3)    Exhibits

                 See index to exhibits to this Form 10-K.

    (b)        Reports on Form 8-K

                 No reports on Form 8-K were filed during the fourth quarter of 1997.

                         [COOPERS & LYBRAND LETTERHEAD]


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
  Board of Directors
Hawaii National Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Hawaii National Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income and changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawaii National Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.


Honolulu, Hawaii
January 21, 1998

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                             ----------------------


                                                                  1997               1996
ASSETS:
  Cash and due from banks                                  $ 22,628,962        $ 17,276,700
  Federal funds sold                                               --            16,000,000
                                                           ------------        ------------
    Cash and cash equivalents                                22,628,962          33,276,700
  Investment securities (Notes 1 and 2) -
    Held-to-maturity (fair value of $47,540,000
      in 1997 and $48,007,000 in 1996)                       47,481,373          47,929,910
    Available-for-sale                                        1,760,103           1,487,003
  Loans and leases, net of allowance for possible
    loan and lease losses of $3,197,815 in 1997 and
      $3,067,434 in 1996 (Notes 4 and 5)                    215,820,533         204,195,305
  Premises and equipment (Note 6)                             3,539,379           3,900,122
  Other assets                                                7,456,428           5,236,218
                                                           ------------        ------------

      Total assets                                         $298,686,778        $296,025,258
                                                           ============        ============

LIABILITIES:
  Deposits (Note 7) -
    Noninterest-bearing demand                             $ 69,463,341        $ 59,989,127
    Interest-bearing demand                                  27,907,474          28,144,031
    Savings                                                  91,167,206         110,032,161
    Time                                                     70,182,784          66,429,061
                                                           ------------        ------------
      Total deposits                                        258,720,805         264,594,380
  Federal funds purchased                                     4,000,000                --
  Short-term borrowings (Note 8)                              5,000,000             843,974
  Other liabilities                                           2,624,160           2,789,616
                                                           ------------        ------------
      Total liabilities                                     270,344,965         268,227,970
                                                           ------------        ------------
  Commitments (Notes 9 and 14)

SHAREHOLDERS' EQUITY (Note 10):
  Common stock, par value $1 per share;
    Authorized - 10,000,000 shares
    Issued and outstanding - 711,000 shares
      in 1997 and 1996                                          711,000             711,000
  Capital in excess of par value                             12,147,676          12,147,676
  Retained earnings                                          15,483,137          14,938,612
                                                           ------------        ------------
      Total shareholders' equity                             28,341,813          27,797,288
                                                           ------------        ------------

      Total liabilities and shareholders' equity           $298,686,778        $296,025,258
                                                           ============        ============


The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                             ----------------------



                                                           1997                1996                1995
INTEREST INCOME:
   Interest and fees on loans                         $ 18,816,427        $ 18,556,817         $ 19,561,816
   Interest on investment securities -
     Taxable                                             2,840,723           2,645,750            2,225,749
     Exempt from Federal income tax                           --                37,750               75,500
   Interest on Federal funds sold                          682,988             906,607              554,816
   Interest on direct financing leases                      93,084             101,754              121,878
   Other                                                   141,447             128,067              100,572
                                                      ------------        ------------         ------------
       Total interest income                            22,574,669          22,376,745           22,640,331
                                                      ------------        ------------         ------------
INTEREST EXPENSE:
   Deposits                                              6,616,100           6,963,425            6,949,033
   Federal funds purchased                                   9,517               1,739               23,822
   Short-term borrowings                                    45,108              39,197              132,790
                                                      ------------        ------------         ------------
       Total interest expense                            6,670,725           7,004,361            7,105,645
                                                      ------------        ------------         ------------

       Net interest income                              15,903,944          15,372,384           15,534,686
PROVISION FOR LOAN AND LEASE LOSSES (Note 5)               720,000             810,000              700,000
                                                      ------------        ------------         ------------
       Net interest income after provision for
          loan and lease losses                         15,183,944          14,562,384           14,834,686
                                                      ------------        ------------         ------------
OTHER INCOME:
   Service charges on deposit accounts                   1,097,175           1,109,880            1,086,312
   Other service charges, collection and
     exchange charges, commissions and fees              1,634,983           1,320,599            1,231,496
   Gain on investment securities held-to-maturity            1,970              25,000                 --
   Gain (loss) on investment securities
       available-for-sale                                     --               (10,000)              18,715
                                                      ------------        ------------         ------------
                                                         2,734,128           2,445,479            2,336,523
                                                      ------------        ------------         ------------
OTHER EXPENSES:
   Salaries and employee benefits                        8,765,285           8,132,437            7,722,061
   Occupancy expense of bank premises                    3,688,922           3,511,014            3,381,351
   Equipment expense                                       981,836             852,674              776,455
   Computer services (Note 3)                              570,669             729,098              690,373
   Other operating expenses (Note 13)                    2,902,185           2,640,417            2,937,034
                                                      ------------        ------------         ------------
                                                        16,908,897          15,865,640           15,507,274
                                                      ------------        ------------         ------------

       Income before income taxes                        1,009,175           1,142,223            1,663,935

INCOME TAX PROVISION (Note 11)                             358,000             431,000              620,000
                                                      ------------        ------------         ------------

       Net income                                     $    651,175        $    711,223         $  1,043,935
                                                      ============        ============         ============

EARNINGS PER COMMON SHARE (basic and diluted)         $       0.92        $       1.00         $       1.47
                                                      ============        ============         ============



The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                             ----------------------


                                                    CAPITAL IN
                                      COMMON         EXCESS OF          RETAINED
                                      STOCK          PAR VALUE          EARNINGS             TOTAL

BALANCE, JANUARY 1, 1995          $    711,000      $ 12,135,655      $ 13,396,754       $ 26,243,409
   Cash dividends paid ($.15              --                --            (106,650)          (106,650)
       per share)
   Adjustment to capital in
       excess of
     par value                            --              12,021              --               12,021
   Net income for the year                --                --           1,043,935          1,043,935
                                  ------------      ------------      ------------       ------------
BALANCE, DECEMBER 31, 1995             711,000        12,147,676        14,334,039         27,192,715
   Cash dividends paid ($.15              --                --            (106,650)          (106,650)
       per share)
   Net income for the year                --                --             711,223            711,223
                                  ------------      ------------      ------------       ------------
BALANCE, DECEMBER 31, 1996             711,000        12,147,676        14,938,612         27,797,288
   Cash dividends paid ($.15              --                --            (106,650)          (106,650)
       per share)
   Net income for the year                --                --             651,175            651,175
                                  ------------      ------------      ------------       ------------

BALANCE, DECEMBER 31, 1997        $    711,000      $ 12,147,676      $ 15,483,137       $ 28,341,813
                                  ============      ============      ============       ============




The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                             ----------------------

                                                     1997              1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest and fees received                  $ 22,517,632       $ 22,409,739       $ 22,588,077
   Interest paid                                 (6,737,675)        (6,986,316)        (6,921,257)
   Service charges, collection and
     exchange charges, commission
     and fees received                            2,732,159          2,430,479          2,317,808
   Cash paid to suppliers and employees         (17,888,614)       (15,233,320)       (14,114,951)
   Income taxes paid                               (318,733)          (406,448)          (809,080)
                                               ------------       ------------       ------------
       Net cash provided by operating
           activities                               304,769          2,214,134          3,060,597
                                               ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of investment
       securities held-to-maturity               28,958,535         36,998,815         19,932,559
   Purchase of investment securities
       held-to-maturity                         (28,508,028)       (38,910,664)       (20,995,308)
   Purchase of investment securities
       available-for-sale                          (273,100)              --           (2,111,058)
   Proceeds from sale of investment
       securities available-for-sale                   --                 --            2,122,073
   Net increase in loans and leases made
     to customers                               (16,678,877)           (56,551)        (1,119,353)
   Proceeds from sale of loans                    4,247,230          5,319,000          4,427,468
   Capital expenditures                            (211,827)          (309,438)          (447,163)
   Proceeds from sale of equipment                     --               33,899            154,867
   Purchase of other real estate owned             (850,743)          (194,384)          (225,000)
   Proceeds from sale of other
     real estate owned                              188,500               --                 --
                                               ------------       ------------       ------------
       Net cash provided by (used in)
           investing activities                 (13,128,310)         2,880,677          1,739,085
                                               ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in demand deposits and
     savings accounts                            (9,627,297)       (11,219,123)        (3,064,270)
   Net increase in time deposits                  3,753,724          6,907,718          2,935,114
   Net increase (decrease) in federal
       funds purchased                            4,000,000            (58,765)          (480,000)
   Proceeds from short-term borrowings            4,156,026               --            4,000,000
   Repayment of short-term borrowings                  --                 --           (4,097,261)
   Proceeds from deposit acquisitions                  --                 --            8,061,823
   Dividends paid                                  (106,650)          (106,650)          (106,650)
                                               ------------       ------------       ------------
       Net cash provided by (used in)
         financing activities                     2,175,803         (4,476,820)         7,248,756
                                               ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                (10,647,738)           617,991         12,048,438

CASH AND CASH EQUIVALENTS AT BEGINNING OF
     YEAR                                        33,276,700         32,658,709         20,610,271
                                               ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 22,628,962       $ 33,276,700       $ 32,658,709
                                               ============       ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                           ---------------------------

                                                             1997              1996             1995
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:

     Net income                                         $   651,175       $   711,223       $ 1,043,935

     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation on bank premises and
            equipment                                       589,936           564,460           480,109
          Provision for loan and lease losses               720,000           810,000           700,000
          Amortization of deferred loan fees               (228,066)         (317,073)         (280,960)
          Loan fees                                         289,596           184,196           267,803
          Deferred income taxes                              58,000            85,000           (39,000)
          Write-down of other real estate owned             137,884              --                --
          Amortization of goodwill                          (88,000)             --                --
          Reduction of investment in
              Computer Systems International, Ltd.             --              59,000           200,000
          Gain on investment securities                      (1,970)          (15,000)          (18,715)
          Changes in -
            Interest receivable                            (118,566)          165,871           (40,161)
            Interest payable                                (66,950)           18,045           184,388
            Other assets                                 (1,569,764)         (148,941)         (332,888)
            Other liabilities                               (68,506)           97,353           896,086
                                                        -----------       -----------       -----------

              Total adjustments                            (346,406)        1,502,911         2,016,662
                                                        -----------       -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES               $   304,769       $ 2,214,134       $ 3,060,597
                                                        ===========       ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Transfer from loans to real estate
       acquired through foreclosure                     $   775,000       $   175,330       $   168,364
                                                        ===========       ===========       ===========

     Loan issued for sale of other
       real estate owned                                $      --         $   137,282       $      --
                                                        ===========       ===========       ===========




The accompanying notes are an integral part of the consolidated financial statements.

               HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hawaii National Bancshares, Inc. was incorporated on September 29, 1986 under the laws of the State of Hawaii for the purpose of becoming a bank holding company for Hawaii National Bank. Hawaii National Bank operates thirteen branches in the State of Hawaii and offers a full range of banking services to businesses as well as individuals. The Bank's primary source of revenue is providing loans to customers.

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

    Federal regulatory requirements provide for maintenance of average cash reserves. Such reserve requirements are computed on a bi-weekly basis and amounted to $300,000 at December 31, 1997.

INVESTMENT SECURITIES -

    Investment securities consist principally of debt instruments issued by the U.S. Treasury and other U.S. government agencies and shares held by the Company in capital stock of the Federal Home Loan Bank of Seattle ("FHLB") and the Federal Reserve Bank ("FRB"). The

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


    investments in the FHLB and FRB are required to be maintained by the Company, are carried at cost and can only be sold back at par value to the FHLB, FRB or to another member institution.

    Investment securities are classified in one of three categories and are accounted for as follows: 1) investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; 2) investment securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) investment securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported in a separate component of shareholders' equity.

    Gains and losses realized on the disposition of investment securities are determined using the specific identification method.

    Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

LOANS HELD FOR SALE -

    Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance charged to income.

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

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


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

ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES -

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

    The allowance is established through charges to earnings in the form of a provision for loan and lease losses. Increases and decreases in the allowance due to changes in the measurement of impaired loans are included in the provision. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. Loans collectively evaluated for impairment include smaller balance commercial loans, real estate loans and consumer loans $50,000 or less which are not included in the total impaired loans.

    Losses on loans and leases are charged to the allowance when collectibility becomes doubtful and the underlying collateral, if any, is inadequate to liquidate the outstanding debt. Generally, when a commercial loan is on nonaccrual status for more than 120 days, it is charged off unless it is well collateralized. When a real estate loan is placed on nonaccrual status, the underlying collateral is reevaluated or reappraised. If the loan balance exceeds the value of the collateral, the under-collateralized portion of the loan is charged off. Loans to individuals for household, family and other personal expenditures ("consumer loans") are generally charged off when they are delinquent for more than 90 days unless a recent record of regular full payments for the last two months is evident. Direct financing leases are charged off when they are delinquent for more than 90 days.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


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

                                   ----------


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

    Federal funds sold: The carrying amounts of federal funds sold approximate their fair values.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

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

PER SHARE DATA -

    Per share data is based on the weighted average number of shares of common stock outstanding which was 711,000 in 1997, 1996 and 1995. Although the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in 1997, there was no change in the computation and presentation of earnings per share for the Company from previous years. Therefore, the adoption of this Statement did not have a material impact on the consolidated financial statements of the Company.

RECLASSIFICATION -

    Certain balances in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation. These reclassifications have no effect on net income as previously reported.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


NEW PRONOUNCEMENTS -

    The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 - An Amendment of FASB Statement No. 125," on January 1, 1997. Statement No. 125 applies a control-oriented, financial-components approach to financial-asset-transfer transactions whereby the Company (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred, (2) derecognizes financial assets when control has been surrendered, and (3) derecognizes liabilities once they are extinguished. The adoption of this Statement did not have a material impact on the consolidated financial statements of the Company.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Statement No. 131 requires that information be provided about the different types of business activities in which an enterprise engages and the different economic environment in which it operates. Since the Company has no items of other comprehensive income and does not have separate operating segments, the adoption of these Statements is not expected to have a material impact on the consolidated financial statements of the Company.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


2.  INVESTMENT SECURITIES

Comparative amortized cost and fair value of investment securities at December 31, 1997, 1996 and 1995 were as follows:

                                    AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                      COST         GAINS       LOSSES       VALUE
                                                   (IN  THOUSANDS)
1997
Securities held-to-maturity -
  U.S. Treasury and other
    U.S. government agencies         $47,481      $    96      $    37      $47,540
                                     =======      =======      =======      =======

Securities available-for-sale -
  Equity securities                  $ 1,760      $  --        $  --        $ 1,760
                                     =======      =======      =======      =======

1996
Securities held-to-maturity -
  U.S. Treasury and other
    U.S. government agencies         $47,930      $   148      $    71      $48,007
                                     =======      =======      =======      =======

Securities available-for-sale -
  Equity securities                  $ 1,487      $  --        $  --        $ 1,487
                                     =======      =======      =======      =======

1995
Securities held-to-maturity -
  U.S. Treasury and other
    U.S. government agencies         $44,993      $   206      $    76      $45,123
  States of the U.S. and
    political subdivisions             1,000           42         --          1,042
                                     -------      -------      -------      -------

                                     $45,993      $   248      $    76      $46,165
                                     =======      =======      =======      =======
Securities available-for-sale -
  Equity securities                  $ 1,497      $  --        $  --        $ 1,497
                                     =======      =======      =======      =======

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


The amortized cost and fair value of investment securities at December 31, 1997, by contractual maturity, excluding securities which have no stated maturity, were as follows:

                                           AMORTIZED      FAIR
                                              COST        VALUE
                                               (IN THOUSANDS)
Securities held-to-maturity -
  Due within one year                      $18,988      $19,008
  Due after one but within five years       28,493       28,532
  Due after five but within ten years         --           --
  Due after ten years                         --           --
                                           -------      -------

                                           $47,481      $47,540
                                           =======      =======

Investment securities with an aggregate book value of $39,489,000, $48,000,000 and $44,020,000 at December 31, 1997, 1996 and 1995, respectively, were pledged as collateral for U.S. government and public funds on deposit and for other purposes required by law.


3.  INVESTMENT IN COMPUTER SYSTEMS INTERNATIONAL, LTD.

Computer services were obtained from Computer Systems International, Ltd. (CSI), a company formed to provide data processing services to financial institutions, including the Bank. On August 31, 1997, CSI became wholly-owned by the Bank when CSI purchased into treasury stock the other 50% interest from an affiliate of a director. Effective October 1, 1997, CSI's operations were merged into the Bank and CSI was liquidated. Charges for data processing services provided by CSI, prior to CSI becoming wholly-owned by the Bank, amounted to $571,000, $729,000 and $690,000 in 1997, 1996 and 1995, respectively.

Prior to August 31, 1997, the Bank's investment in CSI was accounted for under the equity method. The Bank's equity in losses of CSI amounted to $59,000 and $200,000 in 1996 and 1995, respectively. The Bank's investment in CSI was written off as of December 31, 1996.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


4.  LOANS AND LEASES

Loans and leases outstanding at December 31, 1997 and 1996 are summarized as follows:

                                           1997                               1996
                               BOOK VALUE        FAIR VALUE       BOOK VALUE         FAIR VALUE
Real estate -
   Family residential         $107,180,757      $111,439,938      $104,791,169      $107,358,364
   Construction                  2,616,724         2,616,724         2,572,102         2,572,201
   Commercial property          28,891,754        29,748,904        25,850,966        26,768,768
Commercial, industrial
   and agricultural             70,956,494        70,977,512        64,804,301        64,659,442
Individuals for household,
   family and other
   personal expenditures         7,612,614         7,621,309         7,674,104         7,685,184
All other loans                    452,692           452,692           557,048           557,048
                              ------------      ------------      ------------      ------------
                               217,711,035       222,857,079       206,249,690       209,601,007
Direct financing leases          1,307,313         1,307,313         1,013,049         1,013,049
                              ------------      ------------      ------------      ------------
                               219,018,348       224,164,392       207,262,739       210,614,056
Less allowance for
   possible loan and
   lease losses                  3,197,815              --           3,067,434              --
                              ------------      ------------      ------------      ------------
                              $215,820,533      $224,164,392      $204,195,305      $210,614,056
                              ============      ============      ============      ============


Loans to officers, directors and their affiliates amounted to $36,000 and $81,000 at December 31, 1997 and 1996, respectively.

There were no loans pledged as collateral for U.S. government funds on deposit at December 31, 1997 and 1996.

At December 31, 1997 and 1996, the Company serviced loans for others amounting to $50,350,000 and $49,064,000, respectively. There were no loans held for sale at December 31, 1997 and 1996.

At December 31, 1997 and 1996, the undisbursed portion of loans amounted to $2,688,000 and $2,719,000 respectively.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

During fiscal 1996, the Company sold loans amounting to $3,819,000, including a $2,673,000 impaired loan, to an affiliate of a director. No gain or loss was recognized on the sale of these loans.

At December 31, 1997 and 1996, the Company's investment in vehicle and equipment direct financing leases consisted of the following:

                                              1997             1996
Minimum lease payments receivable and
  guaranteed residual values                  $   1,574,401    $   1,123,450
Unearned income                                   (267,088)        (110,401)
                                              --------------   --------------

                                              $   1,307,313    $   1,013,049
                                              =============    =============


As of December 31, 1997, the future minimum lease payments to be received from direct financing leases are as follows for the years ending December 31:

1998                                    $     631,000
1999                                          415,000
2000                                          230,000
2001                                          179,000
2002                                          119,000
                                        --------------
                                        $   1,574,000
                                        ==============

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


5.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

An analysis of the allowance for possible loan and lease losses for the years ended December 31, 1997, 1996 and 1995 is presented below:

                                               1997          1996            1995

  Balance, beginning of year             $   3,067,434   $  3,096,433   $   3,421,636
  Provision charged to operations              720,000        810,000         700,000
  Recoveries credited to allowance             179,522        692,107          78,672
  Loans and leases charged off                (769,141)    (1,531,106)     (1,103,875)
                                         --------------  -------------  --------------

  Balance, end of year                   $   3,197,815   $  3,067,434   $   3,096,433
                                         =============   ============   =============

Nonaccrual loans amounted to approximately $3,782,000 and $3,180,000 at December 31, 1997 and 1996, respectively. There was no interest income recognized on nonaccrual loans in 1997, 1996 and 1995. Had these loans performed in accordance with their original terms, interest income of $441,000, $464,000 and $318,000 would have been recorded in 1997, 1996 and 1995, respectively.

The following table presents information related to impaired loans as of and for the year ended December 31, 1997 and 1996:

                                                        1997            1996

Impaired loans                                    $   3,793,000   $   3,074,000
Impaired loans with related allowance for
  loan losses calculated under SFAS No. 114           1,528,000       1,424,000
Total allowance on impaired loans                       374,000         253,000
Average impaired loans                                3,584,000       3,970,000

Impaired loans without a related allowance for loan losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are applied to principal. There was no interest recognized on impaired loans in 1997 and 1996. During fiscal 1997 and 1996, certain loans were written down by approximately $287,000 and $516,000, respectively, to the fair value of the collateral.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


6.  PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 1997 and 1996 are summarized as follows:

                                                  1997                 1996

Buildings and improvements                   $     3,265,979      $   3,222,823
Furniture and equipment                            6,815,328          6,691,803
                                             ----------------     --------------
                                                  10,081,307          9,914,626
Less accumulated depreciation                      6,541,928          6,014,504
                                             ----------------     --------------
                                             $     3,539,379      $   3,900,122
                                             ===============      ==============



Depreciation expense on premises and equipment amounted to $589,936, $564,460 and $480,109 in 1997, 1996 and 1995, respectively.


7.  DEPOSITS

Time certificates of deposit include certificates of $100,000 or more aggregating $49,053,000 at December 31, 1997 and $47,945,000 at December 31, 1996. Interest expense on such certificates was $2,432,000, $2,197,000 and $2,137,000 in 1997, 1996 and 1995, respectively.

At December 31, 1997, the scheduled maturities of time deposits were as follows:

       1998                                      $    67,358,000
       1999                                            2,825,000
                                                 ----------------
                                                 $    70,183,000
                                                 ===============

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


Variable rate deposits limited to three withdrawals or less per month are classified as savings deposits. At December 31, 1997 and 1996, such deposits aggregated $27,860,000 and $42,241,000, respectively.


8.  SHORT-TERM BORROWINGS

At December 31, 1997 and 1996, short-term borrowings were composed of the following:

                                                  1997                1996

U.S. Treasury tax and loan collections       $   1,000,000       $   843,974
Advances from FHLB                               4,000,000            --
                                             -------------       -----------
                                             $   5,000,000       $   843,974
                                             =============       ===========


The U.S. Treasury tax and loan collections on deposit bear interest (5.25% at December 31, 1997 and 5.15% at December 31, 1996) and are due on demand. The Bank maintains a line of credit with FHLB equal to 10% of total assets, including a cash management agreement line of 5%.


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

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


At December 31, 1997, the aggregate minimum rental commitments under noncancelable leases are as follows for the years ending December 31:

                                                  LEASE
                                                 RENTAL
         1998                               $    2,438,000
         1999                                    2,332,000
         2000                                    2,213,000
         2001                                    2,145,000
         2002                                    1,791,000
      Thereafter                                22,913,000
                                            ---------------
                                            $   33,832,000
                                            ==============

Where future rentals are subject to renegotiation, the minimum amounts shown above are based on the latest rents.

Rent expense was $2,493,000 in 1997, $2,366,000 in 1996 and $2,294,000 in 1995,
net of sublease income of $56,000 in 1997, $59,000 in 1996 and $46,000 in 1995.
The Company leases bank and office premises from affiliated parties under leases expiring in 2024. Rent paid to affiliates on these leases amounted to $1,263,000 in 1997, 1996 and 1995.


10.  SHAREHOLDERS' EQUITY

Regulatory Capital Requirements -

    The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

    Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the tables below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1997 and 1996, that the Company met all capital adequacy requirements to which it is subject.


                                                                                               TO BE WELL CAPITALIZED
                                                                                                    UNDER PROMPT
                                                               FOR CAPITAL ADEQUACY                  CORRECTIVE
                                    ACTUAL                          PURPOSES                      ACTION PROVISIONS
                         -----------------------------    ----------------------------         -----------------------
                          AMOUNT               RATIO       AMOUNT               RATIO              AMOUNT        RATIO
                         (in thousands)                    (in thousands)                     (in thousands)
DECEMBER 31, 1997
Total Capital (to Risk
   Weighted Assets)          $30,969        14.8%     >     $16,765     >      8.0%     >      $20,956    >      10.0%
                                                      -                 -               -                 -
Tier l Capital (to Risk
   Weighted Assets)          $28,342        13.5%     >     $ 8,382     >      4.0%     >      $12,574    >       6.0%
                                                      -                 -               -                 -
Tier l Capital (to
   Average Assets)           $28,342         9.9%     >     $11,478     >      4.0%     >      $14,348    >       5.0%
                                                      -                 -               -                 -

DECEMBER 31, 1996
Total Capital (to Risk
   Weighted Assets)          $30,293        15.2%     >     $15,926     >      8.0%     >      $19,908    >      10.0%
                                                      -                 -               -                 -

Tier l Capital (to Risk
   Weighted Assets)          $27,797        14.0%     >     $ 7,963     >      4.0%     >      $11,945    >       6.0%
                                                      -                 -               -                 -

Tier 1 Capital (to
   Average Assets)           $27,797         9.5%     >     $11,764     >      4.0%     >      $14,705    >       5.0%
                                                      -                 -               -                 -


    As of December 31, 1997 and 1996, the Company was categorized as well capitalized under the applicable federal regulations. To be categorized as well capitalized, the Company must maintain minimum ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed the Company's category.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


RESTRICTIONS ON RETAINED EARNINGS -

    Dividends that may be paid on the Company's common stock, as and when declared by the Board of Directors, are largely dependent upon the amount of dividends paid to the Company by its bank subsidiary. Federal law currently establishes limits on the amount of dividends that may be paid in any one year by the bank subsidiary without the prior approval of the Comptroller of the Currency. Such dividends are limited to bank net earnings for the year in which the dividend is declared together with earnings of the preceding two years as defined in the Comptroller's regulations, less any required statutory transfers of retained earnings to capital in excess of par value. At December 31, 1997, retained earnings of the Bank available for dividends without prior approval of the Comptroller of the Currency amounted to $2,102,000.



11.  INCOME TAXES

The provision for income taxes for 1997, 1996 and 1995 consisted of the following:

                       1997                  1996                  1995
Current -
  Federal             $ 283,000            $ 295,000             $ 555,000
  Hawaii                 17,000               51,000               104,000
                      ---------            ---------             ---------
                        300,000              346,000               659,000
                      ---------            ---------             ---------
Deferred -
  Federal                47,000               69,000               (32,000)
  Hawaii                 11,000               16,000                (7,000)
                      ---------            ---------             ---------
                         58,000               85,000               (39,000)
                      ---------            ---------             ---------

                      $ 358,000            $ 431,000             $ 620,000
                      =========            =========             =========

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


At December 31, 1997 and 1996, the components of the net deferred tax asset were as follows:

                                                                    1997              1996
Deferred tax assets:
  Net operating loss carryforwards                           $      943,000    $       20,000
  Loan and lease losses                                             934,000           884,000
  Interest on nonaccrual loans                                      126,000           138,000
  Deferred loan fees and related origination costs                  100,000           107,000
  Tax credits                                                       100,000            --
  Investment in Computer Systems International, Ltd.                 --               402,000
  Other                                                              23,000            32,000
                                                             --------------    --------------
                                                                  2,226,000         1,583,000
                                                             --------------    --------------
Deferred tax liabilities:
  Tax over book depreciation                                      (682,000)         (769,000)
  Excess pension contributions over expenses                      (120,000)         (120,000)
  Direct financing leases capitalized for tax                     (104,000)         (166,000)
  Deferred gain on fixed assets                                    (45,000)          (45,000)
  FHLB stock dividends                                             (83,000)           --
  Other                                                            (12,000)           --
                                                             --------------    --------------
                                                                (1,046,000)       (1,100,000)
                                                             --------------    --------------
                                                                  1,180,000           483,000
Valuation allowance                                                  --              (422,000)
                                                             --------------    --------------

Net deferred tax asset                                       $    1,180,000    $       61,000
                                                             ==============    ==============


As a result of the Company becoming the sole stockholder of CSI in 1997, the Company recorded $1,047,000 of deferred tax assets relating to net operating loss carryforwards of $2,753,000 generated by CSI and $130,000 of tax credits. In 1997, the Company utilized $325,000 of these net operating loss carryforwards and $30,000 of these tax credits to partially offset taxable income.

The valuation allowance decreased $422,000 in 1997 and increased $23,000 in 1996. In 1997, the deferred tax asset and related valuation allowance associated with the Company's investment in CSI were reversed. In addition, certain net operating loss carryforwards were utilized in 1997.

A reconciliation of the Company's effective tax rate with the statutory Federal income tax rate is as follows:

                                                       1997       1996        1995

Statutory Federal income tax rate                      34.0%      34.0%       34.0%
State franchise tax, net of Federal tax benefit         5.6        5.5         5.5
Amortization of goodwill                               (3.0)        --          --
Change in valuation allowance                          (2.0)       2.0         4.6
Stock dividends                                          --       (2.5)       (1.4)
Tax-exempt interest income                               --       (1.1)       (1.6)
Other, net                                              0.9       (0.2)       (3.8)
                                                      -----      -----       -----
                                                       35.5%      37.7%       37.3%
                                                      =====      =====       =====

At December 31, 1997, the Company had net operating loss and research and experimentation tax credit carryforwards that were generated by CSI which expire in the following years:

                                   NET
                                OPERATING              TAX
                                   LOSS              CREDITS

                 2005           $   98,000            $   --
                 2006              129,000                --
                 2007               59,000                --
                 2008              745,000                --
                 2009               10,000                --
                 2010              505,000                --
                 2011              213,000                --
                 2012              669,000             100,000
                                ----------            --------
                                $2,428,000            $100,000
                                ==========            ========


12.  PENSION PLAN

The Company has a noncontributory defined benefit pension plan covering substantially all employees. Pension benefits are based upon specified percentages of employee compensation accumulated during each year of service.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

Net pension expense for 1997, 1996 and 1995 was composed of the following:

                                             1997          1996           1995
Service cost representing benefits
  earned during the year                $ 246,278       $ 233,162       $ 166,611
Interest cost on projected benefit
  obligation                              354,863         333,025         328,762
Return on plan assets - actual           (183,690)       (137,621)       (566,771)
Net amortization and deferral            (123,801)       (165,094)        199,273
                                        ---------       ---------       ---------
    Total net pension expense           $ 293,650       $ 263,472       $ 127,875
                                        =========       =========       =========

The funded status of the plan and prepaid pension cost at December 31, 1997 and 1996 were as follows:

                                                                          1997           1996
Actuarial present value of projected benefit obligation, based upon employment service to date and current salary levels -
     Vested employees                                                 $ 4,660,035       $ 3,935,270
     Nonvested employees                                                   91,624            69,690
                                                                      -----------       -----------
Accumulated benefit obligation                                          4,751,659         4,004,960
Additional amounts related to projected salary increases                  842,491           765,662
                                                                      -----------       -----------
Projected benefit obligation                                            5,594,150         4,770,622
Plan assets available for benefits consisting of U.S.
     government and agencies bonds and money market funds               4,456,778         4,054,127
                                                                      -----------       -----------
Deficiency of plan assets over projected benefit
   obligation at end of year                                           (1,137,372)         (716,495)
Unrecognized differences in actual plan assets and projected
     benefit obligations from that assumed                              1,573,432         1,162,609
Prior service cost not yet recognized in pension cost                     268,466           295,313
Unrecognized net asset at January 1, 1986 being
     amortized over 16 years                                             (292,352)         (365,440)
                                                                      -----------       -----------
Prepaid pension cost included in other assets                         $   412,174       $   375,987
                                                                      ===========       ===========

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


The actuarial computation of projected benefit obligations was based upon a discount rate of 7.0% at December 31, 1997 and 1995, and 7.25% at December 31, 1996 and a rate of increase in compensation levels of 5.0% in 1997, 1996 and 1995. The expected long-term rate of return on plan assets was 7.5% in 1997, 1996 and 1995.

In 1996, the mortality assumption was changed to the 1983 Group Annuity Mortality table which resulted in an increase in the plan's accumulated benefit obligation.

The Company established a supplemental executive retirement plan (SERP) which is a nonqualified unfunded pension plan covering a select group of senior executives. The SERP provides a retirement benefit payable in the form of a life annuity to the participants which is based on a specified percentage of the participant's final average earnings less basic retirement and social security benefits. The Company recognized an actuarially determined SERP pension expense of $36,000, $27,000 and $25,500 in 1997, 1996 and 1995, respectively.

The Company also has a deferred compensation plan established under Section 401(k) of the Internal Revenue Code covering substantially all employees. Contributions to the plan by participating employees are voluntary and based on a specified percentage of each covered employee's salary.


13.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

Other operating expenses for 1997, 1996 and 1995 included the following:

                                                 1997           1996           1995

  Stationery and office supplies          $    403,491   $    394,198   $     326,084
  Insurance                                    286,427        253,991         253,338
  Advertising                                  257,070        219,950         161,107
  Other                                      1,955,197      1,772,278       2,196,505
                                          -------------  -------------  --------------

  Total other operating expenses          $  2,902,185   $  2,640,417   $   2,937,034
                                          ============   ============   =============


Repairs and maintenance expenditures included in occupancy expense and equipment expense amounted to $644,690, $517,428 and $506,272 in 1997, 1996 and 1995,
respectively.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company's financial instruments held or issued for purposes other than trading at December 31, 1997 and 1996 were as follows:

                                                          CARRYING           FAIR
                                                           AMOUNT             VALUE
  1997
  Cash and due from banks                           $    22,628,962    $    22,628,962
  Investment securities:
    Held-to-maturity                                     47,481,373         47,540,000
    Available-for-sale                                    1,760,103          1,760,103
  Loans and leases, net                                 215,820,533        224,164,392
  Deposits -
    Demand deposits and savings                         188,538,021        188,538,021
    Time                                                 70,182,784         70,294,820
  Federal funds purchased                                 4,000,000          4,000,000
  Short-term borrowings                                   5,000,000          5,000,000

  1996
  Cash and due from banks                                17,276,700         17,276,700
  Federal funds sold                                     16,000,000         16,000,000
  Investment securities:
    Held-to-maturity                                     47,929,910         48,007,000
    Available-for-sale                                    1,487,003          1,487,003
  Loans and leases, net                                 204,195,305        210,614,056
  Deposits -
    Demand deposits and savings                         198,165,319        198,165,319
    Time                                                 66,429,061         66,554,865
  Short-term borrowings                                     843,974            843,974

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


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

    Off-balance sheet commitments held for purposes other than trading at December 31, 1997 and 1996 were as follows:


                                                    CONTRACT AMOUNT
                                              1997                  1996
Commitments to extend credit              $ 68,287,000      $ 60,769,000
Standby letters of credit                    1,880,000         2,644,000
Commercial letters of credit                   802,000         2,140,000


    The fair values of off-balance sheet financial instruments at December 31, 1997 and 1996 were estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. At December 31, 1997 and 1996, the fair values of commitments to extend credit amounted to $50,000 and $30,000, respectively, and the fair values of letters of credit amounted to $28,000 and $40,000, respectively.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

CONCENTRATION OF CREDIT RISK -

    The Company has no significant concentrations of credit risk with any individual party, however the Bank's lending is concentrated on the island of Oahu in the State of Hawaii.



15. CONDENSED FINANCIAL INFORMATION OF HAWAII NATIONAL BANCSHARES, INC. (PARENT COMPANY ONLY)

Condensed financial information of Hawaii National Bancshares, Inc. (Parent Company Only) as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                    1997              1996
Assets:
  Cash on deposit with Hawaii National Bank      $   110,136      $   122,267
  Investment in Hawaii National Bank              28,231,677       27,675,021
                                                 -----------      -----------
                                                 $28,341,813      $27,797,288
                                                 ===========      ===========
Shareholders' Equity:
  Common stock                                   $   711,000      $   711,000
  Capital in excess of par value                  12,147,676       12,147,676
  Retained earnings                               15,483,137       14,938,612
                                                 -----------      -----------
                                                 $28,341,813      $27,797,288
                                                 ===========      ===========

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                      1997           1996           1995

Dividends from Hawaii National Bank               $  147,750      $  147,750      $  147,750
Operating expenses                                    53,231          48,248          37,356
                                                  ----------      ----------      ----------
       Income before equity in undistributed
          income of bank subsidiary                   94,519          99,502         110,394
Equity in undistributed income of Hawaii
     National Bank                                   556,656         611,721         933,541
                                                  ----------      ----------      ----------
Net income                                        $  651,175      $  711,223      $1,043,935
                                                  ==========      ==========      ==========


                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                         1997            1996            1995
Cash flows from operating activities:
   Dividends from Hawaii National Bank              $   147,750       $   147,750       $   147,750
   Cash paid to suppliers                               (53,231)          (48,248)          (37,241)
                                                    -----------       -----------       -----------
       Net cash provided by operating                    94,519            99,502           110,509
            activities
Cash flows from financing activities:
   Dividends paid                                      (106,650)         (106,650)         (106,650)
                                                    -----------       -----------       -----------
       Net cash used in financing activities           (106,650)         (106,650)         (106,650)
                                                    -----------       -----------       -----------
Net (decrease) increase in cash                         (12,131)           (7,148)            3,859
Cash at beginning of year                               122,267           129,415           125,556
                                                    -----------       -----------       -----------

Cash at end of year                                 $   110,136       $   122,267       $   129,415
                                                    ===========       ===========       ===========

Reconciliation of net income to net cash
     provided by operating activities:
     Net income                                     $   651,175       $   711,223       $ 1,043,935
     Adjustments to reconcile net income to
          net cash provided by operating activities:
          Undistributed earnings of subsidiary         (556,656)         (611,721)         (933,541)
       Decrease in prepaid expenses                        --                --                 115
                                                    -----------       -----------       -----------

          Net cash provided by operating            $    94,519       $    99,502       $   110,509
              activities                            ===========       ===========       ===========



In the above condensed financial information, the Parent's investment in Hawaii National Bank is accounted for by the equity method.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 1998.

                             HAWAII NATIONAL BANCSHARES, INC. (Registrant)

                             By     /s/ K.J. Luke
                                    ---------------------------------
                                    K.J. Luke
                                    Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

       Signatures                            Title                   Date
       ----------                            -----                   ----

Principal Executive Officer:


       /s/ K.J. Luke                Chairman of the Board,
-------------------------------     Director and Chief
       K.J. Luke                    Executive Officer            March 17, 1998


Chief Financial and Accounting
Officer:


       /s/ Ernest T. Murata         Vice President, Treasurer    March 17, 1998
-------------------------------     and Assistant Secretary
       Ernest T. Murata


A Majority of the Board of
Directors:


       /s/ Warren K.K. Luke         Director                     March 17, 1998
-------------------------------
       Warren K.K. Luke


       /s/ Gordon J. Mau            Director                     March 17, 1998
-------------------------------
       Gordon J. Mau

                                INDEX TO EXHIBITS


Exhibit No.                  Exhibit
-----------                  -------

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

    27     Financial Data Schedule