Form 10-Q
period 1998-03-31
HAWAII NATIONAL BANCSHARES INC
filed 1998-05-12
CIK 805304

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

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

Common Stock, $1 Par Value; outstanding at April 30, 1998 - 711,000 shares

                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                    Consolidated Balance Sheets - March 31, 1998,
                        December 31, 1997 and March 31, 1997 (Unaudited)..........3

                    Consolidated Statements of Income - Three months
                        ended March 31, 1998 and 1997 (Unaudited).................4

                    Consolidated Statements of Cash Flows - Three months
                        ended March 31, 1998 and 1997 (Unaudited).................5

                    Notes to Consolidated Financial Statements (Unaudited)........6

Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.....................................7

PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K.................................15

SIGNATURES.......................................................................15

EXHIBIT INDEX....................................................................16

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              MARCH 31, 1998, DECEMBER 31, 1997 AND MARCH 31, 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 MARCH 31    DECEMBER 31     MARCH 31
                                                                   1998          1997          1997
                                                                 --------    -----------     --------
ASSETS:
       Cash and due from banks                                   $ 16,593      $ 22,629      $ 18,561
       Federal funds sold                                           4,750            --        20,250
                                                                 --------      --------      --------
           Cash and cash equivalents                               21,343        22,629        38,811
       Investment securities-
           Held-to-maturity (fair value of $44,525,
                 $47,540 and $48,550 as of March 31, 1998,
                 December 31, 1997 and March 31, 1997,
                 respectively                                      44,484        47,481        48,931
           Available-for-sale                                       1,760         1,760         1,760
       Loans and leases, net of allowance for
           possible loan and lease losses of $3,301,
                 $3,198, and $3,198 as of March 31, 1998,
                 December 31, 1997 and March 31, 1997,
                 respectively (Note 2)                            219,331       215,820       202,505
       Premises and equipment                                       3,667         3,539         3,774
       Other assets                                                 7,052         7,457         4,534
                                                                 --------      --------      --------
                 Total assets                                    $297,637      $298,686      $300,315
                                                                 ========      ========      ========

LIABILITIES:
       Deposits -
           Demand                                                $ 89,764      $ 97,370      $ 90,347
           Savings                                                 85,512        91,167       112,268
           Time                                                    73,689        70,183        67,465
                                                                 --------      --------      --------
                 Total deposits                                   248,965       258,720       270,080

       Federal funds purchased                                         --         4,000            --
       Short-term borrowings                                       17,981         5,000         1,000
       Other liabilities                                            2,466         2,624         1,386
                                                                 --------      --------      --------
                 Total liabilities                                269,412       270,344       272,466

SHAREHOLDERS' EQUITY (Note 3)
       Common stock, par value $1 per share;
       Authorized - 10,000,000 shares
       Issued and outstanding - 711,000 shares                        711           711           711
       Capital in excess of par value                              12,148        12,148        12,148
       Retained earnings                                           15,366        15,483        14,990
                                                                 --------      --------      --------
                 Total shareholders' equity                        28,225        28,342        27,849
                                                                 --------      --------      --------
                 Total liabilities and shareholders' equity      $297,637      $298,686      $300,315
                                                                 ========      ========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                       -------------------------
                                                          1998           1997
                                                       ---------       ---------
INTEREST INCOME:
     Interest and fees on loans                        $   5,019       $   4,597
     Interest on direct financing leases                      30              23
     Interest on Federal funds sold                           16             234
     Interest on investment securities                       707             731
                                                       ---------       ---------
              Total interest income                        5,772           5,585
                                                       ---------       ---------
INTEREST EXPENSE:
     Deposits                                              1,566           1,647
     Federal funds purchased                                   6              --
     Short-term borrowings                                   197              10
                                                       ---------       ---------
              Total interest expense                       1,769           1,657
                                                       ---------       ---------
              Net interest income                          4,003           3,928

PROVISION FOR LOAN AND LEASE LOSSES (Note 2)                 270             180
                                                       ---------       ---------
              Net interest income after provision
                  for loan and lease losses                3,733           3,748
                                                       ---------       ---------
OTHER INCOME:
     Service charges on deposit accounts                     272             272
     Other service charges, collection and
          exchange charges, commissions and fees             600             483
                                                       ---------       ---------
                                                             872             755
                                                       ---------       ---------
OTHER EXPENSES:
     Salaries and employee benefits                        2,423           2,151
     Occupancy expense of bank premises                    1,217           1,102
     Other operating expenses                                974             992
                                                       ---------       ---------
                                                           4,614           4,245
                                                       ---------       ---------
              Income (loss) before income taxes               (9)            258

INCOME TAX PROVISION                                           1             100
                                                       ---------       ---------
              Net income (loss)                        $     (10)      $     158
                                                       =========       =========
PER SHARE DATA:
     Earnings (basic and diluted)                      $   (0.01)      $    0.22
     Cash dividend                                     $    0.15       $    0.15
     Average shares outstanding                          711,000         711,000


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                     THREE MONTHS ENDED
                                                                                                           MARCH 31
                                                                                                   -----------------------
                                                                                                     1998           1997
                                                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest and fees received                                                                    $  5,637       $  5,402
     Interest paid                                                                                   (1,683)        (1,665)
     Service charges, collection and exchange charges, commission and fees received                     872            755
     Cash paid to suppliers and employees                                                            (4,243)        (3,269)
     Income taxes paid                                                                                   --            (18)
                                                                                                   --------       --------
                  Net cash provided by operating activities                                             583          1,205
                                                                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturity of investment securities held-to-maturity                                10,993          4,003
     Purchase of investment securities held-to-maturity                                              (7,996)        (5,004)
     Purchase of investment securities available-for-sale                                                --           (273)
     Net decrease (increase) in loans and leases made to customers                                   (4,229)         1,566
     Proceeds from sale of loans                                                                        500             --
     Capital expenditures                                                                              (256)           (19)
                                                                                                   --------       --------
                  Net cash provided by (used in) investing activities                                  (988)           273
                                                                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in demand deposits and savings accounts                                (13,261)         2,971
     Net increase in time deposits                                                                    3,506          1,036
     Net decrease in federal funds purchased                                                         (4,000)            --
     Net increase in short-term borrowings                                                           12,981            156
     Dividends paid                                                                                    (107)          (107)
                                                                                                   --------       --------
                  Net cash provided by (used in) financing activities                                  (881)         4,056
                                                                                                   --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (1,286)         5,534
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     22,629         33,277
                                                                                                   --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 21,343       $ 38,811
                                                                                                   ========       ========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income (loss)                                                                             ($    10)      $    158
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation on bank premises and equipment                                                   128            144
          Provision for loan and lease losses                                                           270            180
          Amortization of deferred loan fees                                                            (51)           (55)
          Changes in -
              Interest receivable                                                                       (84)          (128)
              Interest payable                                                                           86             (8)
              Taxes payable                                                                               1             82
              Other assets                                                                              489            829
              Other liabilities                                                                        (246)             3
                                                                                                   --------       --------
Net cash provided by operating activities                                                          $    583       $  1,205
                                                                                                   ========       ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results anticipated for the year ended December 31, 1998. For additional information, refer to the consolidated financial statements and footnotes thereto included in Hawaii National Bancshares, Inc.'s annual report on Form 10-K for the year ended December 31, 1997.

2.     ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                      -------------------------
(IN THOUSANDS)                                          1998             1997
--------------                                        -------           -------
Balance, beginning of period                          $ 3,198           $ 3,067
Provision charged to operations                           270               180
Loans and leases charged-off                             (178)              (60)
Recoveries on loans and leases
       previously charged-off                              11                11
                                                      -------           -------
           Net charge-offs                               (167)              (49)
                                                      -------           -------
Balance, end of period                                $ 3,301           $ 3,198
                                                      =======           =======

The following table presents information on the recorded investment in Impaired loans for the dates indicated:

                                                           MARCH 31   DECEMBER 31  MARCH 31
(IN THOUSANDS)                                               1998        1997        1997
--------------                                              ------      ------      ------
Impaired loans for which there is a related allowance       $1,604      $1,528      $1,858
Impaired loans for which there is no related allowance       2,243       2,265       1,465
                                                            ------      ------      ------
       Total recorded investment                            $3,847      $3,793      $3,323
                                                            ======      ======      ======

The average recorded investment in impaired loans was $3,677,000 for the three months ended March 31, 1998, $3,584,000 for the year ended December 31, 1997 and $3,042,000 for the three months ended March 31, 1997. Interest income on impaired loans is recognized in accordance with the Company's nonaccrual loan policy. There was no income recognized on impaired loans in any or the previously mentioned periods.

3.     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                    ---------------------------
(IN THOUSANDS)                                        1998               1997
--------------                                      --------           --------
Balance, beginning of period                        $ 28,342           $ 27,798
Net income (loss)                                        (10)               158
Cash dividends                                          (107)              (107)
                                                    --------           --------
Balance, end of period                              $ 28,225           $ 27,849
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

        In this report, the Company has included certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements." The Company has used "forward looking statements" to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, the general economic climate in the state of Hawaii and the nation as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

LOCAL ECONOMY

        The economic outlook for the State of Hawaii remains negative and the direction is likely to continue before improving. The State's bond issues have been placed on a watch-list by one of the two main bond-rating agencies in the country. Due to the economic problems in Asia, there has been a sharp decline in eastbound tourists to Hawaii, resulting in lower revenues for local merchants and restaurants. Bankruptcy and foreclosure filings through March 1998 continued to set new records, increasing 28.4% and 30.0%, respectively, over the same period in 1997. In recent months, some of Hawaii's largest employers, including the military, State and local government, have announced unprecedented layoffs. It is expected that these job losses will further adversely impact the economic conditions in the State. The real estate area continues to experience depressed property values.

HIGHLIGHTS

        The Company reported a net loss of $10,000, or $0.01 per share, for the three months ended March 31, 1998. While revenue grew, an increase in the provision for loan and lease losses combined with higher overhead costs, adversely affected the results of operations. In the first quarter of 1997, net income was $158,000, or $0.22 per share.

        At March 31, 1998, total assets stood at $297,637,000, compared to $298,686,000 at December 31, 1997. Loans and leases ended the first quarter of 1998 at $222,632,000, an increase of $3,614,000 from year-end 1997. Deposits declined $9,755,000 to $248,965,000 at

March 31, 1998 due to a large anticipated savings withdrawal from a customer's account for a planned investment. Leverage and risk-based capital ratios continued to exceed regulatory requirements by a substantial margin.

        Noncurrent loans and leases declined to $3,954,000 at March 31, 1998, representing 1.8% of total loans and leases, compared to $4,206,000 or 1.9% at December 31, 1997. Net charge-offs increased to $167,000 for the first quarter of 1998, compared to $49,000 for the same period last year.

        In March 1998, the Bank opened its first "in-store branch" in the Moanalua Ethnic Village on Oahu. The new office will provide the Bank with an opportunity to expand its loan and deposit base. Based on past experience, initially, new branches adversely impact earnings until the volume of business grows to cover overhead expenses.

        Looking forward, the Company anticipates that its second quarter earnings will be lower than the comparable period in 1997. Besides the support required for the new branch, funding costs may be higher. During the second quarter, the Bank expects to provide approximately $270,000 for possible loan and lease losses, an increase from the $180,000 provided for the same period a year ago. Subsequent to March 31, 1998, a periodic re-evaluation of a commercial property in other real estate owned indicated a lower value. Accordingly, the Bank will be reducing the carrying value of the asset by approximately $77,000, which will directly impact current earnings next quarter. The Bank is currently in the process of re-appraising other properties acquired through foreclosure sale. Given the downward trend in real estate values, there is a possibility that additional writedowns may be required in the future. (See "Loan Portfolio Risk Elements and Other Real Estate Owned.")

        The Year 2000 project remains a high priority. The Company is currently on target with respect to internal and regulatory timetables. A conversion to a new computer system, which is Year 2000 compliant, is planned in June 1998. The cost of the new system is approximately $1,400,000, which will be capitalized and depreciated over its useful life. Testing of mission-critical hardware and software is expected to be well underway by December 31, 1998. (For additional information on the Year 2000 project, please refer to the Company's annual report on Form 10-K for the year ended December 31, 1997).

RESULTS OF OPERATIONS

Net Interest Income

        Net interest income for the three months ended March 31, 1998 increased $75,000 or 1.9% from the respective period in 1997. The improvement was attributable to an increase in interest income which offset an increase in interest expense. During the quarter, the average yield on interest-earning assets rose more than the average cost of interest-bearing liabilities. The average net interest margin for the first quarters of 1998 and 1997 was 5.99% and 5.84%, respectively.

        Interest income for the three months ended March 31, 1998 increased $187,000 or 3.3% from the comparable period in 1997. The improved results were attributable to an increase in interest and fees on loans, which offset lower interest income on federal funds sold and investment securities. The average yield on interest-earning assets for the first quarter of 1998 was 8.64%, compared to 8.30% for the same period in 1997. The increase was due to generally higher market interest rates and a shift from lower-yielding federal funds sold into higher-yielding loans and leases.

        Interest expense for the three months ended March 31, 1998 increased $112,000 or 6.8%, versus the same period a year earlier. The increase was primarily due to an increase in interest expense on federal funds purchased and short-term borrowings, partly offset by a decrease in interest expense on deposits. The average rate paid on interest-bearing deposits and liabilities for the quarter was 3.54%, compared to 3.26% for the same period in 1997. The increase was due to a higher level of federal funds purchased and short-term borrowings which have a higher cost than deposits.

Other Income and Expenses

        Other income for the three months ended March 31, 1998 increased $117,000, or 15.5%, compared to the same quarter in the prior year. The increase was due to higher revenue from credit card transactions and other miscellaneous fees.

        Other expenses consist primarily of salaries and employee benefits, occupancy expense and other operating expenses. For the three months ended March 31, 1998, other expenses increased $369,000 or 8.7%, compared to the same period last year.

        Salaries and employee benefits for the first quarter of 1998 increased $272,000 or 12.6%, over the same period a year earlier. The growth in this category reflected several factors including: 1) an increase in staff resulting from the opening of a new branch in Pearl City, Oahu, and the merger of a data processing provider, Computer Systems International, Ltd. ("CSI") into the Bank;
2) rising costs for health benefits; 3) higher pension expense; and 4) normal merit and inflationary adjustments which were adopted to keep the Bank's salary and benefit packages competitive.

        Occupancy expenses for the three months ended March 31, 1998 rose $115,000 or 10.4% from the comparable period in 1997. The increase was primarily due to the addition of the new Pearl City branch and the assumption of CSI's office lease.

        Other operating expenses for the first quarter of 1998 decreased $18,000 or 1.8%, compared to same period a year ago. The decline was mainly due to the merger of the CSI's operations into the Bank, partly offset by higher costs for legal and professional fees, office supplies and interchange fees on credit card charges. Data processing fees paid to CSI for the first quarter of 1997 amounted to $189,097. While the merger of CSI into the Bank has eliminated these fees, these expenses have been reallocated to other areas. It is anticipated that the Bank will realize cost efficiencies in the future as a result of these actions.

Income Taxes

        The Company's federal and state income tax provision for the first quarter of 1998 was $1,000, compared to $100,000 for the same quarter a year ago. The effective income tax rates for these periods were (10.0%) and 38.8%, respectively. The lower effective tax rate for the first quarter of 1998 was based upon the Company's lower projected income for the year, compared to 1997, as well as the utilization of tax benefits arising from the acquisition and liquidation of CSI. This rate will be adjusted in subsequent periods should expectations regarding the Company's annual earnings change.

FINANCIAL CONDITION

Deposits

        At March 31, 1998, total deposits were $248,965,000, a decrease of $9,755,000 or 3.8%, compared to $258,720,000 at December 31, 1997. The decline was primarily due to an anticipated withdrawal of $15,500,000 from a customer's savings account for a planned investment. Noninterest-bearing demand deposits ended the quarter at $7,263,000 below the balance reported at year-end 1997. Interest-bearing demand deposits at quarter-end were virtually unchanged from December 31, 1997. Time deposits increased by $3,506,000 over year-end 1997 levels, partly offsetting a decline in savings deposits of $5,655,000.

        The following table presents the distribution of the Bank's deposit accounts for the dates indicated.

                                   March 31, 1998           December 31, 1997          March 31, 1997
----------------------------------------------------------------------------------------------------------
                                 Balance          %        Balance          %        Balance          %
----------------------------------------------------------------------------------------------------------
Noninterest-bearing demand    $ 62,200,000       25.0%  $ 69,463,000       26.9%  $ 62,383,000       23.1%
Interest-bearing demand         27,564,000       11.1     27,907,000       10.8     27,964,000       10.3
Savings                         85,512,000       34.3     91,167,000       35.2    112,268,000       41.6
Time                            73,689,000       29.6     70,183,000       27.1     67,465,000       25.0
                              ------------      -----   ------------      -----   ------------      -----
    Total deposits            $248,965,000      100.0%  $258,720,000      100.0%  $270,080,000      100.0%
                              ============      =====   ============      =====   ============      =====
----------------------------------------------------------------------------------------------------------

        Since March 31, 1997, time deposits, as a percentage of total deposits, have grown from 25.0% to 29.6% as of March 31, 1998. Meanwhile, over the same period, savings deposits have declined from 41.6% to 34.3%. This change in the deposit mix has increased deposit costs for the Bank. The average rates paid on savings and time deposits for the first quarter of 1998 were 2.68% and 4.94%, respectively.

        Included in time deposits are certificates of deposits ("CDs") purchased by the State of Hawaii, its counties and other government agencies. Historically, these CDs have been a stable source of funds for the Bank and are considered to be core deposits. At March 31, 1998, December 31, 1997, and March 31, 1997, public time deposits totaled $32,798,000, $32,001,000, and
$32,453,000, respectively, representing 13.2%, 12.4%, and 12.0% of the Bank's total deposits.

Investment Securities

        Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury and other U.S. government agencies. The Bank is also a stockholder in the Federal Reserve Bank and the Federal Home Loan Bank of Seattle. The Bank has no structured notes, zero coupon bonds, collateralized mortgage obligations or stripped mortgage-backed securities.

        At March 31, 1998, the book and fair value of the held-to-maturity portfolio was $44,484,000 and $44,525,000, respectively. As of the same date, the book and fair value of the available-for-sale portfolio was $1,760,000. The Bank had no trading securities as of March 31, 1998. During the first quarter of 1998, there were no sales or transfers of investment securities between the held-to-maturity, available-for-sale or trading categories.

Loan Portfolio and Loan Concentrations

        At March 31, 1998, loans and leases were $222,632,000, an increase of $3,614,000 or 1.7% from $219,018,000 at year-end 1997. During the quarter, growth in the portfolio continued to be constrained by a weak local economy. The Bank had no significant concentrations of credit with any individual party; however, its lending was concentrated on the island of Oahu.

        The following table presents the composition of the Bank's loan and lease portfolio at the dates indicated.

                                   March 31, 1998           December 31, 1997          March 31, 1997
----------------------------------------------------------------------------------------------------------
                                 Balance          %        Balance          %        Balance          %
----------------------------------------------------------------------------------------------------------
Real estate
      Family residential     $108,408,000       48.7%  $107,181,000       48.9%  $104,618,000       50.9%
      Construction              2,124,000        1.0      2,617,000        1.2      2,880,000        1.4
      Commercial property      29,918,000       13.4     28,892,000       13.2     26,509,000       12.9
                             ------------      -----   ------------      -----   ------------      -----
           Total              140,450,000       63.1    138,690,000       63.3    134,007,000       65.2
Commercial, industrial
       and agricultural        72,732,000       32.7     70,956,000       32.4     63,069,000       30.7
Consumer                        7,817,000        3.5      7,613,000        3.5      7,280,000        3.5
All other loans                   252,000        0.1        452,000        0.2        437,000        0.2
Direct financing leases         1,381,000        0.6      1,307,000        0.6        910,000        0.4
                             ------------      -----   ------------      -----   ------------      -----
           Total             $222,632,000      100.0%  $219,018,000      100.0%  $205,703,000      100.0%
                             ============      =====   ============      =====   ============      =====
----------------------------------------------------------------------------------------------------------

Loan Portfolio Risk Elements and Other Real Estate Owned

        Noncurrent loans and leases consist of loans and leases that are past due for 90 days or more and still accruing interest and loans and leases on nonaccrual status. At March 31, 1998, noncurrent loans and leases declined to $3,954,000, representing 1.8% of loans and leases outstanding, compared to $4,206,000, or 1.9%, at December 31, 1997, and $4,053,000, or 2.0%, at March 31,
1997. Sixty-eight percent of the dollar amount in this category is collateralized by real estate. The Bank had no restructured loans or leases as of March 31, 1998, December 31, 1997 or March 31, 1997.

        Other real estate owned ("OREO"), which is included in other assets, is generally composed of properties acquired through foreclosure proceedings in settlement of debts previously contracted. These assets are recorded at the lower of cost or fair market value based on current appraisals less estimated selling costs. Any excess of the carrying amount of the loan over the fair market value of the assets, net of estimated disposal costs, is charged against the allowance for loan and lease losses at the time of transfer. After a property has been transferred to OREO, any losses on disposition or writedowns as a result of declines in the market value of specific properties are recorded as a charge to other expenses, which reduces current earnings. At March 31, 1998, OREO was $1,668,000, unchanged from December 31, 1997. The portfolio consisted of a commercial property, a single-family residence and two residential condominiums. Subsequent to quarter-end, a periodic re-evaluation of the commercial property indicated a lower value. Accordingly, the Bank will be reducing the carrying value of the asset with a charge to other expenses of approximately $77,000, which will directly impact current earnings next quarter. The Bank is currently in the process of re-appraising the other properties. Given the downward trend in real estate values, there is a possibility that additional writedowns may be required in the future.

   The following table presents information on noncurrent loans and leases and OREO for the dates indicated:

                                          March 31    December 31     March 31
                                            1998         1997           1997
-------------------------------------------------------------------------------
        Noncurrent
             Past due 90 days or more    $   44,000    $  424,000    $  595,000
             Nonaccrual                   3,910,000     3,782,000     3,458,000
                                         ----------    ----------    ----------
                  Total                  $3,954,000    $4,206,000    $4,053,000
                                         ==========    ==========    ==========

        OREO                             $1,668,000    $1,668,000    $1,219,000
                                         ==========    ==========    ==========

      Note:Impaired loans are included in nonaccrual loans and leases.

-------------------------------------------------------------------------------

Provision and Allowance for Loan and Lease Losses

        During the three months ended March 31, 1998, the Bank provided $270,000 for possible loan losses, compared to $180,000 for the three months ended March 31, 1997. The increase was prompted by prospects of increased fall-out from the Asian financial crisis on the local business community and the recent growth in the Bank's loan and lease portfolio. The provision for the second quarter of 1998 is expected to be approximately $270,000. The appropriateness of maintaining the provision at this level will be re-evaluated at least quarterly.

        Gross charge-offs increased to $178,000 for the three months ended March 31, 1998, compared to $60,000 for the same period in 1997. Nearly three-quarters of the losses in the current period were attributable to 3 commercial loans. Recoveries totaled $11,000 for both the first quarter of 1998 and 1997. Net charge-offs for the first three months of 1998 were $167,000, substantially above the $49,000 reported for the same period in 1997. The annualized ratio of net charge-offs to average loans and leases for the first quarter of 1998 was 0.30%, compared to 0.10% for the same period a year earlier.

        At March 31, 1998, the allowance for loan and lease losses stood at $3,301,000, compared to $3,198,000 at December 31, 1997 and March 31, 1997. The
ratio of the allowance to total loans and leases outstanding was 1.48%, 1.46% and 1.55% at March 31, 1998, December 31, 1997 and March 31, 1997, respectively. While the reserve represented 83.5% of noncurrent loans and leases at quarter-end, in the opinion of management, it remained at a sufficient level to absorb potential losses. As noted earlier, approximately two-thirds of the dollar amount in the noncurrent category is collateralized by real estate.

Liquidity

        The Bank has adequate liquidity to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs and meet obligations and commitments on a timely basis. While deposits have traditionally been the principal source of funds for HNB, the wholesale markets are anticipated to play a greater role in the future. The Bank has a diverse funding base which includes federal funds lines with other banks, the discount facilities of the Federal Reserve, and advances from the Federal Home Loan Bank ("FHLB"). The Bank's federal funds lines were undrawn at March 31, 1998. As of the same date, there were no borrowings from the Federal Reserve. The Bank's line of credit with the FHLB is equal to 15.0% of total assets, including a cash management agreement line of 5.0%. As of quarter-end, $12,000,000 was outstanding under this facility, which was subsequently paid off in April. In addition, under the FHLB's Community Investment Program ("CIP"), the Bank can borrow up to $10,000,000 per year to finance affordable housing projects and commercial loans at rates 10 to 20 basis points below posted FHLB rates for comparable maturities. Advances under the CIP program are not counted under the Bank's committed line. At March 31, 1998, advances under this program amounted to $5,300,000.

        For the first three months of 1998, net cash provided by operating activities was $583,000, compared to $1,205,000 for the same period in 1997. Loan and lease originations, net of principal payments, accounted for a significant portion of the net cash used in investing activities of $988,000 for the three months ended March 31, 1998. Comparatively, in the first quarter of 1997, net cash provided by investing activities was $273,000 due to a net decrease in loans and leases. Financing activities used net cash of $881,000 through the end of March 1998. During the quarter, a large anticipated savings outflow was partly offset by an advance from the Federal Home Loan Bank. (See "Deposits.") In the first quarter of 1997, net cash provided by financing activities was $4,056,000 due to an increase in deposits.

Shareholders' Equity and Capital Resources

        Shareholders' equity totaled $28,225,000 at March 31, 1998, compared to $28,342,000 at December 31, 1997 and $27,849,000 at March 31, 1997. During the
first quarter of 1998 and 1997, the Bank paid cash dividends on its common stock of $106,650. Book value per share was $39.70 at March 31, 1998, $39.86 at December 31, 1997 and $39.17 at March 31, 1997.

        In order to be considered well-capitalized by the bank regulatory agencies, an institution must have at minimum a 5.0% leverage ratio, a Tier 1 risk-based capital ratio of 6.0% and a total capital ratio of 10.0%. The Company's leverage ratio was 9.61% at March 31, 1998, 9.88% at December 31, 1997, and 9.51% at March 31, 1997. At March 31, 1998, the Company's Tier 1 and total capital ratios were 13.26% and 14.52%, respectively, compared to 13.52% and 14.78% at December 31, 1997, and 14.10% and 15.35% at March 31, 1997.

Effect of New Accounting Standards

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal 1998. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Statement No. 131 requires that information be provided about the different types of business activities in which an enterprise engages and the different economic environment in which it operates. Since the Company has no items of other comprehensive income and does not have separate operating segments, the adoption of these Statements is not expected to have a material impact on the consolidated financial statements of the Company.

        In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal year 1998. The Statement revises and standardizes the employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The Company will implement this Statement in fiscal 1998, which will require modification of the Company's pension plan disclosure.

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


                                        HAWAII NATIONAL BANCSHARES, INC.
                                                   (Registrant)



Date           May 8, 1998               By        /s/Warren K.K. Luke
          ---------------------             ------------------------------------
                                                     Warren K.K. Luke
                                                         President



Date           May 8, 1998               By       /s/Ernest T. Murata
          ---------------------             ------------------------------------
                                                    Ernest T. Murata
                                                Vice President, Treasurer,
                                                 Assistant Secretary and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number                   Description
--------------                   -----------

      27                         Financial Data Schedule