Form 10-Q
period 1998-06-30
HAWAII NATIONAL BANCSHARES INC
filed 1998-08-13
CIK 805304

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1998

                                       or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ________________ to ________________

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

Common Stock, $1 Par Value; outstanding at July 31, 1998 - 711,000 shares

                                TABLE OF CONTENTS

                                                                                                          Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                 Consolidated Balance Sheets - June 30, 1998,
                    December 31, 1997 and June 30, 1997 (Unaudited).........................................3

                 Consolidated Statements of Operations - Three and six months ended June 30, 1998 and 1997 (Unaudited)................................................4

                 Consolidated Statements of Cash Flows - Six months
                    ended June 30, 1998 and 1997 (Unaudited)................................................5

                 Notes to Consolidated Financial Statements (Unaudited).....................................6

Item 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................................................7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk...................................15

PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders..........................................16

Item 6.       Exhibits and Reports on Form 8-K.............................................................16

SIGNATURES.................................................................................................16

EXHIBIT INDEX..............................................................................................17

                          PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               JUNE 30, 1998, DECEMBER 31, 1997 AND JUNE 30, 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 JUNE 30        DECEMBER 31      JUNE 30
                                                                                   1998            1997            1997
                                                                                 --------        --------        --------
ASSETS:
     Cash and due from banks                                                     $ 18,626        $ 22,629        $ 17,491
     Federal funds sold                                                             2,500              --          20,250
                                                                                 --------        --------        --------
         Cash and cash equivalents                                                 21,126          22,629          37,741
     Investments held in trust - trading securities                                   112              --              --
     Investment securities
         Held-to-maturity (fair value of $44,530,                                  44,487          47,481          46,982
              $47,540 and $46,981 as of June 30, 1998,
              December 31, 1997 and June 30, 1997,
              respectively)
         Available-for-sale                                                         1,760           1,760           1,760
     Loans and leases, net of allowance for                                       217,865         215,820         202,379
              possible loan and lease losses of $3,346, $3,198 and $3,210 as of June 30, 1998, December 31, 1997 and June 30, 1997,
              respectively (Note 2)
     Premises and equipment                                                         3,613           3,539           3,755
     Other assets                                                                   7,825           7,457           5,392
                                                                                 --------        --------        --------

              Total assets                                                       $296,788        $298,686        $298,009
                                                                                 ========        ========        ========

LIABILITIES:
     Deposits -
         Demand                                                                  $ 92,521        $ 97,370        $ 90,052
         Savings                                                                   90,224          91,167         107,823
         Time                                                                      77,240          70,183          69,497
                                                                                 --------        --------        --------
              Total deposits                                                      259,985         258,720         267,372

     Federal funds purchased                                                           --           4,000              --
     Short-term borrowings                                                          6,300           5,000           1,000
     Other liabilities                                                              2,565           2,624           1,750
                                                                                 --------        --------        --------
              Total liabilities                                                   268,850         270,344         270,122

SHAREHOLDERS' EQUITY (Note 3):
     Common stock, par value $1 per share;
     Authorized - 10,000,000 shares
     Issued and outstanding - 711,000 shares                                          711             711             711
     Capital in excess of par value                                                12,148          12,148          12,148
     Retained earnings                                                             15,079          15,483          15,028
                                                                                 --------        --------        --------
              Total shareholders' equity                                           27,938          28,342          27,887
                                                                                 --------        --------        --------

              Total liabilities and shareholders' equity                         $296,788        $298,686        $298,009
                                                                                 ========        ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30                            JUNE 30
                                                       ---------------------------        ---------------------------
                                                          1998              1997             1998              1997
                                                       ---------         ---------        ---------         ---------
INTEREST INCOME:
     Interest and fees on loans                        $   5,053         $   4,669        $  10,071         $   9,266
     Interest on direct financing leases                      27                21               58                43
     Interest on Federal funds sold                           15               250               31               485
     Interest on investment securities                       701               749            1,408             1,476
                                                       ---------         ---------        ---------         ---------
            Total interest income                          5,796             5,689           11,568            11,270
                                                       ---------         ---------        ---------         ---------

INTEREST EXPENSE:
     Deposits                                              1,655             1,680            3,220             3,326
     Federal funds purchased                                   7                --               14                --
     Short-term borrowings                                    94                12              291                23
                                                       ---------         ---------        ---------         ---------
            Total interest expense                         1,756             1,692            3,525             3,349
                                                       ---------         ---------        ---------         ---------
            Net interest income                            4,040             3,997            8,043             7,921

PROVISION FOR LOAN AND LEASE LOSSES (Note 2)                 270               180              540               360
                                                       ---------         ---------        ---------         ---------
            Net interest income after provision
                for loan and lease losses                  3,770             3,817            7,503             7,561
                                                       ---------         ---------        ---------         ---------

OTHER INCOME:
     Service charges on deposit accounts                     262               271              534               543
     Other service charges, collection and
        exchange charges, commissions and fees               560               462            1,160               946
                                                       ---------         ---------        ---------         ---------
                                                             822               733            1,694             1,489
                                                       ---------         ---------        ---------         ---------

OTHER EXPENSES:
     Salaries and employee benefits                        2,482             2,167            4,905             4,319
     Occupancy expense of bank premises                    1,219             1,124            2,436             2,225
     Other operating expenses                              1,416             1,196            2,389             2,184
                                                       ---------         ---------        ---------         ---------
                                                           5,117             4,487            9,730             8,728
                                                       ---------         ---------        ---------         ---------
            Income (loss) before income taxes               (525)               63             (533)              322

INCOME TAX PROVISION (BENEFIT)                              (237)               25             (236)              125
                                                       ---------         ---------        ---------         ---------

            Net income (loss)                          $    (288)        $      38        $    (297)        $     197
                                                       =========         =========        =========         =========

PER SHARE DATA:
     Earnings (basic and diluted)                      $   (0.41)        $    0.05        $   (0.42)        $    0.28
     Cash dividend                                     $    0.00         $    0.00        $    0.15         $    0.15
     Average shares outstanding                          711,000           711,000          711,000           711,000


The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                      SIX MONTHS ENDED
                                                                                                           JUNE 30
                                                                                                   -------------------------
                                                                                                     1998             1997
                                                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest and fees received                                                                    $ 11,269         $ 10,945
     Interest paid                                                                                   (3,484)          (3,464)
     Service charges, collection and exchange charges, commission and fees received                   1,562            1,489
     Cash paid to suppliers and employees                                                            (9,440)          (7,237)
     Income tax refund (paid)                                                                            67             (282)
     Cash paid for trading securities                                                                  (112)              --
                                                                                                   --------         --------
                   Net cash provided by (used in) operating activities                                 (138)           1,451
                                                                                                   --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturity of investment securities held-to-maturity                                16,993           10,954
     Purchase of investment securities held-to-maturity                                             (13,999)         (10,006)
     Purchase of investment securities available-for-sale                                                --             (273)
     Net decrease (increase) in loans and leases made to customers                                   (4,983)           1,060
     Proceeds from sale of loans                                                                      2,500              500
     Capital expenditures                                                                              (334)            (143)
     Purchase of other real estate owned                                                                 --             (425)
                                                                                                   --------         --------
                   Net cash provided by investing activities                                            177            1,667
                                                                                                   --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in demand deposits and savings accounts                                            (5,792)          (1,771)
     Net increase in time deposits                                                                    7,057            3,068
     Net decrease in federal funds purchased                                                         (4,000)              --
     Net increase in short-term borrowings                                                            1,300              156
     Dividends paid                                                                                    (107)            (107)
                                                                                                   --------         --------
                   Net cash provided by (used in) financing activities                               (1,542)           1,346
                                                                                                   --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (1,503)           4,464
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     22,629           33,277
                                                                                                   --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 21,126         $ 37,741
                                                                                                   ========         ========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net income (loss)                                                                             $   (297)        $    197
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
            Depreciation on bank premises and equipment                                                 260              288
            Provision for loan and lease losses                                                         540              360
            Amortization of deferred loan fees                                                         (101)            (103)
            Write-down of other real estate owned                                                       335              135
            Amortization of goodwill                                                                   (132)              --
            Changes in -
                Investments held in trust - trading securities                                         (112)              --
                Interest receivable                                                                    (198)            (222)
                Interest payable                                                                         41             (114)
                Taxes payable                                                                            (4)            (157)
                Other assets                                                                           (506)             355
                Other liabilities                                                                        36              712
                                                                                                   --------         --------
Net cash provided by (used in) operating activities                                                $   (138)        $  1,451
                                                                                                   ========         ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Transfer from loans to real estate acquired through foreclosure                               $     --         $    425
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results anticipated for the year ended December 31, 1998. For additional information, refer to the consolidated financial statements and footnotes thereto included in Hawaii National Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

2.    ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                               JUNE 30                         JUNE 30
                                       -----------------------         -----------------------
(IN THOUSANDS)                          1998            1997            1998            1997
--------------                         -------         -------         -------         -------
Balance, beginning of period           $ 3,301         $ 3,198         $ 3,198         $ 3,067
Provision charged to operations            270             180             540             360
Loans and leases charged-off              (233)           (225)           (411)           (285)
Recoveries on loans and leases
      previously charged-off                 8              57              19              68
                                       -------         -------         -------         -------
          Net charge-offs                 (225)           (168)           (392)           (217)
                                       -------         -------         -------         -------
Balance, end of period                 $ 3,346         $ 3,210         $ 3,346         $ 3,210
                                       =======         =======         =======         =======

The following table presents information on the recorded investment in impaired loans for the dates indicated:


                                                              JUNE 30     DECEMBER 31     JUNE 30
(IN THOUSANDS)                                                 1998          1997          1997
--------------                                                ------        ------        ------
Impaired loans for which there is a related allowance         $1,786        $1,528        $1,132
Impaired loans for which there is no related allowance         1,876         2,265         2,608
                                                              ------        ------        ------
      Total recorded investment                               $3,662        $3,793        $3,740
                                                              ======        ======        ======

The average recorded investment in impaired loans for the three and six months ended June 30, 1998 was $3,754,000 and $3,716,000, respectively, compared to $3,417,000 and $3,014,000 for the same periods in 1997. Interest income on impaired loans is recognized in accordance with the Company's nonaccrual loan policy. There was no interest income recognized on impaired loans in any of the previously mentioned periods.

3.    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            JUNE 30                           JUNE 30
                                    -------------------------        -------------------------
(IN THOUSANDS)                        1998             1997            1998             1997
--------------                      --------         --------        --------         --------
Balance, beginning of period        $ 28,226         $ 27,849        $ 28,342         $ 27,797
Net income (loss)                       (288)              38            (297)             197
Cash dividends                            --               --            (107)            (107)
                                    --------         --------        --------         --------
Balance, end of period              $ 27,938         $ 27,887        $ 27,938         $ 27,887
                                    ========         ========        ========         ========

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

         In this report, the Company has included certain "forward looking statements" to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include, but are not limited to: interest rate trends, the general economic climate in the state of Hawaii, the nation and the world, loan delinquency rates, the local real estate market, Year 2000 issues, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

LOCAL ECONOMY

         As Hawaii settles into its eighth year of an economic slump, the outlook for the State continues to be negative. The well-publicized problems in Japan in particular, and Asia as a whole, have led to a sharp decline in eastbound tourists, resulting in lower revenues for local hotels, merchants and restaurants. The State's unemployment rate for the month of June was 6.6%, nearly 2% points higher than national average. Bankruptcy filings through June 30, 1998 continued to set new records, increasing 32.5%, over the same period in 1997. Meanwhile, foreclosure filings through the first six months of 1998 were up 25%, compared to the same period a year earlier. In the real estate area, property values remained under pressure, especially in the commercial sector where corporate downsizings, failures, and migrations to other states, have taken their toll. The average vacancy rate for office buildings in downtown Honolulu, the capital of Hawaii, is approximately 16%, while comparable rates for outlying areas, including the neighbor islands, is considerably higher. The median price of a single-family home on Oahu in June 1998 was $309,500, slightly below the June 1997 median of $311,300. As of the same date, the median price for an Oahu condominium was $133,000, down 19.4% from $165,000 in the previous June.

HIGHLIGHTS

         The Company reported a net loss of $288,000 or $0.41 per share for the second quarter of 1998, resulting in a year-to-date loss of $297,000 or $0.42 per share. In the second quarter of 1997, net income was $38,000 or $0.05 per share. Net income for the first half of 1997 was $197,000 or $0.28 per share.

         Many factors affected the Company's performance in the second quarter and the first six months of 1998. While revenue continued to grow, an increase in the provision for loan and lease losses, combined with write-downs in other real estate owned ("OREO") and significantly higher overhead costs related to an expansion in the branch network, adversely impacted the results of operations.

         During the three and six months ended June 30, 1998, the Bank provided $270,000 and $540,000, respectively, for possible loan and lease losses, a 50% increase from the $180,000 and $360,000 provided for the same periods a year ago. Net charge-offs increased to $225,000 for the quarter, bringing the total for the year-to-date to $392,000. Net charge-offs for the comparable periods in 1997 were $168,000 and $217,000, respectively. At June 30, 1998, noncurrent loans and leases totaled $3,924,000, compared to $4,206,000 at year-end 1997.

         During the second quarter of 1998, a periodic re-evaluation of certain properties in OREO indicated lower values. Accordingly, the Bank reduced the carrying costs for those assets with a charge to other operating expenses of $335,000. In the second quarter of 1997, a similar write-down of $135,000 was recorded. At June 30, 1998 and December 31, 1997, OREO totaled $1,334,000 and $1,668,000, respectively. Subsequent to quarter-end, the Bank sold one of the properties reducing the OREO portfolio to approximately $976,000.

         In accordance with its long-range plan, HNB has been expanding into areas on Oahu where the demographics are favorable. In May 1997, the Bank opened the Pearl City branch in the Times Square Shopping Center. This was followed by the establishment of the Bank's first "in-store branch" in the Moanalua Ethnic Village in April 1998.

         At June 30, 1998, total assets were $296,788,000, compared to $298,686,000 at December 31, 1997. Loans and leases ended the quarter at $221,211,000, slightly above the $219,018,00 reported at year-end 1997. Deposits totaled $259,985,000 at June 30, 1998, versus $258,720,000 at December 31, 1997.
Leverage and risk-based capital ratios continued to exceed regulatory requirements by a substantial margin.

         Looking forward, the Company anticipates that its third quarter results will be substantially lower than the comparable period in 1997. The two new branches will continue to put pressure on earnings until the volume of business grows to cover overhead costs. In addition, funding costs may be higher due to heightened competition for deposits and the increased reliance placed on the wholesale markets. During the third quarter, the provision for loan and lease losses is expected to be approximately $270,000, an increase of $90,000 or 50% from the same period a year ago as the fall-out from the Asian financial crisis continues.

         The Year 2000 project remains a high priority for HNB. The Bank is currently on target with respect to its internal and regulatory timetables. It has completed the awareness phase by defining the Year 2000 problem, gaining executive management and Board of Director support, and establishing a Year 2000 project team. It has also completed the assessment phase by inventorying both its information technology ("IT") systems and non-IT systems, (e.g., automated teller machines ("ATMs"), elevators and vaults) and identifying third parties with which it has a material relationship. The Bank is currently nearing the end of the renovation phase, which includes replacing or repairing all applicable IT and non-IT systems. In June 1998, the Bank converted to a new computer system, which is Year 2000 compliant, as part of its normal upgrade process to improve efficiency and better serve its customers. The cost of the new system was approximately $1,650,000, which was capitalized and is being depreciated over a 5-year period. By August 31, 1998, renovations to the Bank's ATMs and item processing system are scheduled to be completed. The projected cost of these remediations, as well as other expenditures for the Year 2000 project, are not anticipated to be material to capital. Testing of mission-critical systems is expected to be well underway by December 31, 1998 and to be completed by March 31, 1999.

         The Bank has developed contingency plans for its mission-critical systems, which include timelines and trigger dates for activation. There are also disaster recovery plans in place in case there are telecommunication or power failures at critical dates in the future. As part of the validation process, a qualified, independent party will review both the Bank's contingency and testing plans.

         While the Bank has implemented programs to monitor the progress of its significant vendors, service providers and corporate customers, no assurance can be given that these third parties will be ready for the Year 2000. The failure of any of these business partners to successfully complete renovation, testing and implementation of their systems could have a material adverse effect on HNB's operations. (For additional information on the Year 2000, please refer to page 36 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three and six months ended June 30, 1998 increased $43,000 or 1.1% and $122,000 or 1.5%, respectively, from the comparable periods in 1997. The improvement for the quarter and year-to-date was attributable to an increase in interest income which exceeded an increase in interest expense. During the second quarter and first half of 1998, the average yield on interest-earning assets rose more than the average cost of funds. The average net interest margin improved to 6.02% for the second quarter of 1998 from 5.84% reported for the second quarter of 1997. Net interest margin for the year-to-date increased to 6.00% from 5.84% for the same period last year.

         Interest income for the three and six months ended June 30, 1998 increased $107,000 or 1.9% and $298,000 or 2.6% from the same periods in 1997. The improved results for both periods were attributable to an increase in interest and fees on loans and leases, which offset lower interest income on federal funds sold and investment securities. During the quarter and year-to-date period, the Bank benefited from a shift from lower-yielding federal funds and investment securities into higher-yielding loans and leases. The average yield on interest-earning assets rose to 8.63% for the second quarter of 1998 from 8.31% for the comparable quarter a year ago. For the first half of 1998 and 1997, the average yield was 8.62% and 8.31%, respectively.

         Interest expense for the three and six months ended June 30, 1998 increased $64,000 or 3.8% and $176,000 or 5.3% from the comparable periods in 1997. The increase for quarter and year-to-date was due to an increase in interest expense on short-term borrowings, partly offset by a decrease in interest expense on deposits. The average rate paid on interest-bearing deposits and liabilities for the quarter was 3.49%, compared to 3.31% for the same period in 1997. The year-to-date average cost of funds for 1998 and 1997 was 3.51% and 3.28%, respectively. The increase in average rates was due to a higher level of time deposits and short-term borrowings, which represent a more expensive source of funds than interest-bearing demand or savings deposits. The average rates paid on time deposits and short-term borrowings for the first half of 1998 were 4.91% and 5.84%, respectively, compared to 1.57% and 2.67% for interest-bearing demand and savings deposits, respectively.

Other Income and Expenses

         Other income for the three months and six months ended June 30, 1998 increased $89,000 or 12.1% and $205,000 or 13.8%, respectively, compared to the same periods a year ago. The increase was primarily due to higher revenue from credit card transactions and other miscellaneous fees.

         Other expenses consist of salaries and employee benefits, occupancy expense and other operating expenses. For the three and six months ended June 30, 1998, other expenses increased $630,000 or 14.0% and $1,002,000 or 11.5%, respectively, compared to the same periods last year.

         Salaries and employee benefits for the three and six months ended June 30, 1998 increased $315,000 or 14.5% and $586,000 or 13.6%, respectively, over the same periods a year earlier. The growth in this category reflected several factors including: 1) an increase in staff resulting from the opening of a new branch in Pearl City in May 1997 and another in Moanalua in April 1998, and the merger of a data processing provider, Computer Systems International, Ltd. ("CSI") into the Bank; 2) rising costs for health benefits; 3) higher pension expense; and 4) normal merit and inflationary adjustments which were adopted to keep the Bank's salary and benefit packages competitive.

         Occupancy expenses for the three and six months ended June 30, 1998 rose $95,000 or 8.5% and $211,000 or 9.5%, respectively, from the comparable period in 1997. The increase was primarily due to the addition of the two new branches and the assumption of CSI's office lease.

         Other operating expenses for the three and six months ended June 30, 1998 increased $220,000 or 18.4% and $205,000 or 9.4%, respectively, compared to the same periods a year ago. The increase was primarily due to higher legal costs relating to problem loan collections and OREO write-downs of approximately $335,000, partly offset by the absence of data processing fees paid to CSI. In the second quarter and first six months of 1997, data processing fees paid to CSI were $189,308 and $378,395, respectively. While the merger of CSI's operations into the Bank has eliminated these fees, these expenses have been reallocated to other areas. It is anticipated that the Bank will realize cost efficiencies in the future by bringing the data processing function in-house.

Income Taxes

         The Company had a federal and state income tax benefit for the three and six months ended June 30, 1998 of $237,000 and $236,000, respectively, compared to an income tax provision of $25,000 and $125,000 for the same periods in 1997. The effective income tax rates for the year-to-date periods were (44.3%) for 1998 and 38.8% for 1997. The income tax benefits for the interim periods in 1998 were due to the Company's projected loss for the year as well as the utilization of tax benefits arising from the acquisition and liquidation of CSI. This rate will be adjusted in subsequent periods should expectations regarding the Company's projected loss change.

FINANCIAL CONDITION

Deposits

         At June 30, 1998, total deposits were $259,985,000, compared to $258,720,000 at December 31, 1997 and $267,372,000 at June 30, 1997.
Noninterest-bearing demand deposits ended the quarter $5,345,000 below the balance reported at year-end 1997. The decrease was primarily due to lower balances in bankruptcy and escrow fund accounts. Interest-bearing demand deposits at quarter-end remained comparable to December 31, 1997 balances. Time deposits increased $7,057,000 over year-end 1997 levels, offsetting a decline in savings deposits of $943,000. Included in time deposits are certificates of deposits ("CD") purchased by the State of Hawaii, its counties and other government agencies. Historically, these CDs have been a stable source of funds for the Bank and are considered to be core deposits. At June 30, 1998, December 31, 1997, and June 30, 1997, public time deposits totaled $35,466,000, $32,001,000, and $32,548,000, respectively, representing 13.6%, 12.4%, and 12.2%
of the Bank's total deposits.

         The following table presents the distribution of the Bank's deposit accounts for the dates indicated.

-------------------------------------------------------------------------------------------------------------------------------
                                        June 30, 1998                   December 31, 1997                   June 30, 1997
                                  -------------------------         -------------------------         -------------------------

                                    Balance             %              Balance            %             Balance             %
-------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand        $ 64,118,000         24.7%        $ 69,463,000         26.9%        $ 61,943,000         23.2%
Interest-bearing demand             28,403,000         10.9           27,907,000         10.8           28,109,000         10.5
Savings                             90,224,000         34.7           91,167,000         35.2          107,823,000         40.3
Time                                77,240,000         29.7           70,183,000         27.1           69,497,000         26.0
                                  ------------        -----         ------------        -----         ------------        -----
    Total deposits                $259,985,000        100.0%        $258,720,000        100.0%        $267,372,000        100.0%
                                  ============        =====         ============        =====         ============        =====

-------------------------------------------------------------------------------------------------------------------------------

Investment Securities

         Investment securities consist principally of money market mutual funds, short and intermediate term debt instruments issued by the U.S. Treasury and other U.S. government agencies. The Bank is also a stockholder in the Federal Reserve Bank and the Federal Home Loan Bank of Seattle. The Bank has no financial or mortgage derivatives.

         At June 30, 1998, the book and fair value of the held-to-maturity portfolio was $44,487,000 and $44,530,000, respectively. As of the same date, the book and fair value of the available-for-sale portfolio was $1,760,000. Trading securities held in trust amounted to $112,000 at June 30, 1998. These securities have been designated to satisfy certain of the Bank's retirement plan obligations. During the first half of 1998, there were no sales or transfers of investment securities between the held-to-maturity, available-for-sale or trading categories.

Loan Portfolio and Loan Concentrations

         At June 30, 1998, loans and leases were $221,211,000, compared to $219,018,000 at December 31, 1997 and $205,589,000 at June 30, 1997. During the
first six months of 1998, growth in the portfolio continued to be constrained by a weak local economy. The Bank had no significant concentrations of credit with any individual party; however, its lending was concentrated on the island of Oahu. Since June 30, 1997, real estate loans have declined from 64.7% of the portfolio to 62.4% at June 30, 1998, while commercial, industrial and agricultural loans have increased from 31.0% to 33.1%. The following table presents the composition of the Bank's loan and lease portfolio at the dates indicated.

-----------------------------------------------------------------------------------------------------------------------------

                                      June 30, 1998                   December 31, 1997                    June 30, 1997
                                -------------------------         -------------------------         -------------------------

                                   Balance            %             Balance             %             Balance             %
-----------------------------------------------------------------------------------------------------------------------------
Real estate
     Family residential         $105,791,000         47.9%        $107,181,000         48.9%        $104,618,000         50.9%
     Construction                  1,774,000          0.8            2,617,000          1.2            1,404,000          0.7
     Commercial property          30,390,000         13.7           28,892,000         13.2           26,992,000         13.1
                                ------------        -----         ------------        -----         ------------        -----
         Total                   137,955,000         62.4          138,690,000         63.3          133,014,000         64.7
Commercial, industrial
        and agricultural          73,193,000         33.1           70,956,000         32.4           63,616,000         31.0
Consumer                           8,632,000          3.9            7,613,000          3.5            7,464,000          3.6
All other loans                      284,000          0.1              452,000          0.2              600,000          0.3
Direct financing leases            1,147,000          0.5            1,307,000          0.6              895,000          0.4
                                ------------        -----         ------------        -----         ------------        -----
         Total                  $221,211,000        100.0%        $219,018,000        100.0%        $205,589,000        100.0%
                                ============        =====         ============        =====         ============        =====

-----------------------------------------------------------------------------------------------------------------------------

Loan Portfolio Risk Elements and Other Real Estate Owned

         Noncurrent loans and leases consist of loans and leases that are past due for 90 days or more and still accruing interest and loans and leases on nonaccrual status. Most of the credits in this category are collateralized by real estate. At June 30, 1998, noncurrent loans and leases amounted to $3,924,000, representing 1.8% of loans and leases outstanding, compared to

$4,206,000 or 1.9% at December 31, 1997 and $3,999,000 or 1.9% at June 30, 1997.
The Bank had no restructured loans or leases at June 30, 1998, December 31, 1997 or June 30, 1997.

         Other real estate owned ("OREO"), which is included in other assets, is generally comprised of properties acquired through foreclosure proceedings in settlement of debts previously contracted. These assets are recorded at the lower of cost or fair market value based on current appraisals less estimated selling costs. Any excess of the carrying amount of the loan over the fair market value of the asset, net of estimated disposal costs, is charged against the allowance for loan and lease losses at the time of transfer. Subsequent to transfer, any losses on disposition or write-downs as a result of declines in the market value of specific properties are recorded as a charge to other expenses, which reduces current earnings.

         During the second quarter of 1998, a periodic re-evaluation of certain OREO properties indicated lower values due to a weak local economy. Accordingly, the Bank reduced its carrying costs for those assets with a charge to other expenses of $335,000 that directly impacted current earnings. Comparatively, in the second quarter in 1997, the OREO balance was written down by $135,000. At June 30, 1998, December 31, 1997 and June 30, 1997, OREO totaled $1,334,000,
$1,668,000 and $1,506,000, respectively. Subsequent to quarter-end, one of the properties, a single-family home with a carrying value of $358,000, was sold leaving two commercial properties and a residential condominium remaining in the portfolio.

         The following table presents information on noncurrent loans and leases and OREO for the dates indicated:

---------------------------------------------------------------------------------------

                                          June 30          December 31         June 30
                                           1998               1997              1997
---------------------------------------------------------------------------------------
     Noncurrent
         Past due 90 days or more        $  249,000        $  424,000        $  115,000
         Nonaccrual                       3,675,000         3,782,000         3,884,000
                                         ----------        ----------        ----------
              Total                      $3,924,000        $4,206,000        $3,999,000
                                         ==========        ==========        ==========

     OREO                                $1,334,000        $1,668,000        $1,506,000
                                         ==========        ==========        ==========

---------------------------------------------------------------------------------------

Provision and Allowance for Loan and Lease Losses

         During the three and six months ended June 30, 1998, the Bank provided $270,000 and $540,000, respectively, for possible loan and lease losses, compared to $180,000 and $360,000 for the three and six months ended June 30, 1997. The increase was due to higher charge-offs and prospects of increased fall-out from the Asian financial crisis on the local economy. The provision for the third quarter of 1998 is expected to be approximately $270,000.

         Net charge-offs for the quarter and year-to-date were $225,000 and $392,000, respectively, compared to $168,000 and $217,000 for the same periods in 1997. Most of the Bank's losses in the first half of 1998 and 1997 were attributable to a few commercial credits.

The annualized ratio of net charge-offs to average loans and leases for the year-to-date was 0.35%, compared to 0.21% for the same period last year.

         At June 30, 1998, the allowance for loan and lease losses stood at $3,346,000, compared to $3,198,000 at December 31, 1997 and $3,210,000 at June
30, 1997. The ratio of the allowance to total loans and leases outstanding was 1.51%, 1.46% and 1.56% at June 30, 1998, December 31, 1997 and June 30, 1997,
respectively. While the reserve represented 85.3% of noncurrent loans and leases at quarter-end, in the opinion of management, it remained at a sufficient level to absorb potential losses. As noted earlier, most of the credits in the noncurrent category are collateralized by real estate.

Liquidity

         The Bank has adequate liquidity to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs and meet obligations and commitments on a timely basis. While deposits have traditionally been the principal source of funds for HNB, the wholesale markets are anticipated to play a greater role in the future. The Bank has a diverse funding base, which includes federal funds lines with other banks, the discount facilities of the Federal Reserve, and advances from the Federal Home Loan Bank ("FHLB"). The Bank's federal funds lines were undrawn at June 30, 1998. As of the same date, there were no borrowings from the Federal Reserve. The Bank's line of credit with the FHLB is equal to 15% of total assets, including a cash management agreement line of 5%. In addition, under the FHLB's Community Investment Program ("CIP"), the Bank can borrow up to $10,000,000 per year to finance affordable housing projects and commercial loans at rates 10 to 20 basis points below posted FHLB rates for comparable maturities. Advances under the CIP program are not counted under the Bank's committed line. At June 30, 1998, advances under this program amounted to $5,300,000.

         For the first six months of 1998, net cash used in operating activities was $138,000. Comparatively, in the first half of 1997, operating activities provided net cash of $1,451,000. Net cash provided by investing activities was $177,000 for the six months ended June 30, 1998, with proceeds from loan sales and maturing investment securities, offsetting an increase in loans and leases. In the comparable period in 1997, net cash provided by investing activities was $1,667,000 due to a decline in investment securities and loans and leases. Financing activities used net cash of $1,542,000 through the end of June 1998. During the six months, increases in time deposits and short-term borrowings were used to finance an outflow of demand and savings deposits and payoff federal funds purchased. In the first half of 1997, net cash provided by financing activities was $1,346,000 due to an increase in time deposits, partly offset by a decrease in demand and savings deposits.

Shareholders' Equity and Capital Resources

         Shareholders' equity totaled $27,938,000 at June 30, 1998, $28,342,000 at December 31, 1997 and $27,887,000 at June 30, 1997. During the first quarter of 1998 and 1997, the Company paid cash dividends on its common stock of $106,650. Book value per share was $39.29 at June 30, 1998, $39.86 at December 31, 1997 and $39.22 at June 30, 1997.

         In order to be considered well-capitalized by the bank regulatory agencies, an institution must have at minimum a 5.0% leverage ratio, a Tier 1 risk-based capital ratio of 6.0% and a total capital ratio of 10.0%. The Company's leverage ratio was 9.56% at June 30, 1998, 9.88% at December 31, 1997, and 9.47% at June 30, 1997. At June 30, 1998, the Company's Tier 1 and total capital ratios were 13.06% and 14.31%, respectively, compared to 13.52% and 14.78% at December 31, 1997, and 14.25% and 15.51% at June 30, 1997.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk is in the form of interest rate risk. The manner in which this exposure is managed and an estimate of the potential impact on net interest income assuming a 1-year horizon was disclosed on page 43 in Hawaii National Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997. As of June 30, 1998, there were no material changes to report.

                           PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            At the annual meeting of shareholders held on April 21, 1998, the shareholders voted on the election of five persons to serve as directors for the ensuing year. The table below sets forth the names of the directors elected at the meeting, as well as the number of votes cast for, against or withheld, for each of the directors nominated. There were no abstentions or unvoted shares.

                                               Votes
                                       ------------------------
                                                     Against or
                      Name               For          Withheld
                      ----             -------       ----------
               K.J. Luke               645,564            173
               Warren K.K. Luke        645,564            173
               Gordon J. Mau           645,564            173
               Tan Tek Lum             645,564            173
               Arthur S.K. Fong        645,564            173

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

                                                HAWAII NATIONAL BANCSHARES, INC.
                                                (Registrant)

Date          August 10, 1998                   By  /s/ Warren K.K. Luke
         -------------------------                  ----------------------------
                                                        Warren K.K. Luke
                                                            President

Date          August 10, 1998                   By  /s/ Ernest T. Murata
         -------------------------                  ---------------------------
                                                        Ernest T. Murata
                                                     Vice President, Treasurer,
                                                      Assistant Secretary and
                                                      Chief Financial Officer