Form 10-Q
period 1998-09-30
HAWAII NATIONAL BANCSHARES INC
filed 1998-11-12
CIK 805304

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to_______________

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

                                   Yes X No___

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest date is:

Common Stock, $1 Par Value; outstanding at October 31, 1998 - 711,000 shares

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                    Consolidated Balance Sheets - September 30, 1998,
                        December 31, 1997 and September 30, 1997 (Unaudited)................3

                    Consolidated Statements of Operations - Three and nine months ended September 30, 1998 and 1997 (Unaudited).......................4

                    Consolidated Statements of Cash Flows - Nine months
                        ended September 30, 1998 and 1997 (Unaudited).......................5

                    Notes to Consolidated Financial Statements (Unaudited)..................6

Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...............................................7

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.................16

PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K...........................................17

SIGNATURES ................................................................................17

EXHIBIT INDEX .............................................................................18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
          SEPTEMBER 30, 1998, DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           SEPTEMBER 30  DECEMBER 31  SEPTEMBER 30
                                                                              1998         1997         1997
                                                                            --------     --------     --------
ASSETS:
       Cash and due from banks                                              $ 20,649     $ 22,629     $ 15,781
       Federal funds sold                                                      4,000           --        6,750
                                                                            --------     --------     --------
           Cash and cash equivalents                                          24,649       22,629       22,531
       Investments held in trust - trading securities                            114           --           --
       Investment securities-
           Held-to-maturity (fair value of $45,643,                           45,489       47,481       46,486
                 $47,540 and $46,562 as of September 30, 1998,
                 December 31, 1997 and September 30, 1997,
                 respectively)
           Available-for-sale                                                  1,760        1,760        1,760
       Loans and leases, net of allowance for                                215,915      215,820      202,165
                 possible loan and lease losses of $3,359, $3,198 and
                 $3,305 as of September 30, 1998, December 31, 1997 and
                 September 30, 1997, respectively (Note 2)
       Premises and equipment                                                  4,738        3,539        3,653
       Other assets                                                            7,175        7,457        6,399
                                                                            --------     --------     --------

                 Total assets                                               $299,840     $298,686     $282,994
                                                                            ========     ========     ========

LIABILITIES:
       Deposits -
           Demand                                                           $ 90,951     $ 97,370     $ 88,471
           Savings                                                            91,408       91,167       93,315
           Time                                                               80,671       70,183       69,100
                                                                            --------     --------     --------
                 Total deposits                                              263,030      258,720      250,886

       Federal funds purchased                                                    --        4,000           --
       Short-term borrowings                                                   5,797        5,000        1,000
       Other liabilities                                                       3,087        2,624        3,099
                                                                            --------     --------     --------
                 Total liabilities                                           271,914      270,344      254,985

SHAREHOLDERS' EQUITY (Note 3):
       Common stock, par value $1 per share;
       Authorized - 10,000,000 shares
       Issued and outstanding - 711,000 shares                                   711          711          711
       Capital in excess of par value                                         12,148       12,148       12,148
       Retained earnings                                                      15,067       15,483       15,150
                                                                            --------     --------     --------
                 Total shareholders' equity                                   27,926       28,342       28,009
                                                                            --------     --------     --------

                 Total liabilities and shareholders' equity                 $299,840     $298,686     $282,994
                                                                            ========     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30                SEPTEMBER 30
                                                        ------------------------     ------------------------
                                                           1998           1997          1998           1997
                                                        ---------      ---------     ---------      ---------
INTEREST INCOME:
     Interest and fees on loans                         $   5,014      $   4,755     $  15,084      $  14,021
     Interest on direct financing leases                       26             21            84             64
     Interest on Federal funds sold                           111            144           143            629
     Interest on investment securities                        706            742         2,114          2,219
                                                        ---------      ---------     ---------      ---------
              Total interest income                         5,857          5,662        17,425         16,933
                                                        ---------      ---------     ---------      ---------

INTEREST EXPENSE:
     Deposits                                               1,723          1,634         4,944          4,961
     Federal funds purchased                                    2             --            15             --
     Short-term borrowings                                     85             12           376             35
                                                        ---------      ---------     ---------      ---------
              Total interest expense                        1,810          1,646         5,335          4,996
                                                        ---------      ---------     ---------      ---------
              Net interest income                           4,047          4,016        12,090         11,937

PROVISION FOR LOAN AND LEASE LOSSES (Note 2)                  270            180           810            540
                                                        ---------      ---------     ---------      ---------
              Net interest income after provision
                  for loan and lease losses                 3,777          3,836        11,280         11,397
                                                        ---------      ---------     ---------      ---------

OTHER INCOME:
     Service charges on deposit accounts                      279            274           813            817
     Other service charges, collection and
          exchange charges, commissions and fees              578            604         1,738          1,550
     Gain on investment securities held-to-maturity            --              2            --              2
                                                        ---------      ---------     ---------      ---------
                                                              857            880         2,551          2,369
                                                        ---------      ---------     ---------      ---------

OTHER EXPENSES:
     Salaries and employee benefits                         2,479          2,252         7,385          6,570
     Occupancy expense of bank premises                     1,225          1,228         3,661          3,453
     Other operating expenses                               1,061          1,052         3,450          3,237
                                                        ---------      ---------     ---------      ---------
                                                            4,765          4,532        14,496         13,260
                                                        ---------      ---------     ---------      ---------
              Income (loss) before income taxes              (131)           184          (665)           506

INCOME TAX PROVISION (BENEFIT)                               (120)            63          (356)           188
                                                        ---------      ---------     ---------      ---------

              Net income (loss)                         $     (11)     $     121     $    (309)     $     318
                                                        =========      =========     =========      =========

PER SHARE DATA:
     Earnings (basic and diluted)                       $   (0.02)     $    0.17     $   (0.43)     $    0.45
     Cash dividend                                      $    0.00      $    0.00     $    0.15      $    0.15
     Average shares outstanding                           711,000        711,000       711,000        711,000



The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                        ----------------------
                                                                                          1998          1997
                                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest and fees received                                                         $ 17,195      $ 16,656
     Interest paid                                                                        (5,153)       (4,906)
     Service charges, collection and exchange charges, commission and fees received        2,353         2,369
     Cash paid to suppliers and employees                                                (13,317)      (11,836)
     Income tax refund (paid)                                                                 64          (295)
     Cash paid for trading securities                                                       (114)           --
                                                                                        --------      --------
                      Net cash provided by operating activities                            1,028         1,988
                                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturity of investment securities held-to-maturity                     27,993        19,957
     Purchase of investment securities held-to-maturity                                  (26,001)      (18,511)
     Purchase of investment securities available-for-sale                                     --          (273)
     Net decrease (increase) in loans and leases made to customers                        (8,218)       (1,506)
     Proceeds from sale of loans                                                           7,500         3,164
     Capital expenditures                                                                 (1,639)         (188)
     Proceeds from sale of other real estate                                                 358           188
     Purchase of other real estate owned                                                      --          (425)
                                                                                        --------      --------
                      Net cash provided by (used in) investing activities                     (7)        2,406
                                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in demand deposits and savings accounts                                 (6,179)      (17,860)
     Net increase in time deposits                                                        10,488         2,671
     Net decrease in federal funds purchased                                              (4,000)           --
     Net increase in short-term borrowings                                                   797           156
     Dividends paid                                                                         (107)         (107)
                                                                                        --------      --------
                      Net cash provided by (used in) financing activities                    999       (15,140)
                                                                                        --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       2,020       (10,746)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          22,629        33,277
                                                                                        --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 24,649      $ 22,531
                                                                                        ========      ========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income (loss)                                                                  $   (309)     $    318
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation on bank premises and equipment                                    440           435
              Provision for loan and lease losses                                            810           540
              Amortization of deferred loan fees                                            (186)         (167)
              Write-down of other real estate owned                                          335           135
              Amortization of goodwill                                                      (198)           --
              Gain on investment securities held-to-maturity                                  --             2
              Changes in -
                  Investments held in trust - trading securities                            (114)           --
                  Interest receivable                                                        (44)         (110)
                  Interest payable                                                           182            90
                  Taxes payable                                                               (7)         (107)
                  Other assets                                                              (366)         (952)
                  Other liabilities                                                          485         1,808
                                                                                        --------      --------
     Net cash provided by operating activities                                          $  1,028      $  1,992
                                                                                        ========      ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Transfer from loans to real estate acquired through foreclosure                    $     --      $    425
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results anticipated for the year ended December 31, 1998. For additional information, refer to the consolidated financial statements and footnotes thereto included in Hawaii National Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

2.     ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                        SEPTEMBER 30              SEPTEMBER 30
                                    --------------------      --------------------
(IN THOUSANDS)                        1998         1997         1998         1997
                                    -------      -------      -------      -------
Balance, beginning of period        $ 3,346      $ 3,210      $ 3,198      $ 3,067
Provision charged to operations         270          180          810          540
Loans and leases charged-off           (278)         (93)        (689)        (378)
Recoveries on loans and leases
       previously charged-off            21            8           40           76
                                    -------      -------      -------      -------
           Net charge-offs             (257)         (85)        (649)        (302)
                                    -------      -------      -------      -------
Balance, end of period              $ 3,359      $ 3,305      $ 3,359      $ 3,305
                                    =======      =======      =======      =======


The following table presents information on the recorded investment in impaired loans for the dates indicated:

                                                               SEPTEMBER 30     DECEMBER 31      SEPTEMBER 30
(IN THOUSANDS)                                                    1998             1997             1997
                                                               ------------     -----------      ------------
Impaired loans for which there is a related allowance            $1,862           $1,528           $2,189
Impaired loans for which there is no related allowance            1,760            2,265            1,522
                                                                 ------           ------           ------
       Total recorded investment                                 $3,622           $3,793           $3,711
                                                                 ======           ======           ======


The average recorded investment in impaired loans for the three and nine months ended September 30, 1998 was $3,701,000 and $3,711,000, respectively, compared to $3,721,000 and $3,396,000 for the same periods in 1997. Interest income on impaired loans is recognized in accordance with the Company's nonaccrual loan policy. There was no interest income recognized on impaired loans in any of the previously mentioned periods.

3.     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                               SEPTEMBER 30                          SEPTEMBER 30
                                       ----------------------------           ----------------------------
(IN THOUSANDS)                           1998                1997               1998                1997
----------------------------           --------            --------           --------            --------
Balance, beginning of period           $ 27,937            $ 27,888           $ 28,342            $ 27,798
Net income (loss)                           (11)                121               (309)                318
Cash dividends                               --                  --               (107)               (107)
                                       --------            --------           --------            --------
Balance, end of period                 $ 27,926            $ 28,009           $ 27,926            $ 28,009
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

FORWARD LOOKING STATEMENTS

           In this report, the Company has included certain "forward looking statements" to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include, but are not limited to: interest rate trends, the general economic climate in the state of Hawaii, the nation and the world, loan delinquency rates, the local real estate market and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements" and undue reliance should not be placed on such statements. Additionally, "forward looking statements" contained in the Company's discussion of its Year 2000 readiness are subject to factors including: the Bank's success in identifying systems and programs that are not Year 2000 compliant, the possibility that system modifications will not operate as intended, and the uncertainty associated with the impact of the century date change on the Bank's customers, vendors and third-party providers.

LOCAL ECONOMY

           The Asian financial crisis is having a significant adverse impact on Hawaii's economy and there are growing indications that conditions within the State may deteriorate further before improving. Hotel occupancy has been declining for the past 17 consecutive months. In September, Hawaii's hotels posted their worst showing since 1993, while Oahu, a popular destination for Asian tourists, experienced its lowest hotel occupancy in 15 years. The State's unemployment rate for September was 6.2%, nearly 2% points higher than national average. Bankruptcy filings for the first nine months of 1998 continued to set new records, increasing 33% over the same period in 1997. In the real estate area, property values remained under pressure, especially in the commercial sector where corporate downsizings, failures, and migrations to other states have taken their toll. The average vacancy rate for office buildings in downtown Honolulu, the capital of Hawaii, is approximately 14%, while comparable rates for outlying areas, including the neighbor islands, are considerably higher. The median price of a single-family home on Oahu in September 1998 was $277,000, a decrease of 10.6% from the September 1997 median of $310,000. As of the same date, the median price for an Oahu condominium was $125,000, down 21.5% from $159,300 in the previous September.

HIGHLIGHTS

           The Company reported a net loss of $11,000 or $0.02 per share for the third quarter of 1998, resulting in a year-to-date loss of $309,000 or $0.43 per share. In the third quarter of 1997, net income was $121,000 or $0.17 per share. Net income for the first nine months of 1997 was $318,000 or $0.45 per share.

           Many factors affected the Company's performance through September 30, 1998. While revenue continued to grow, an increase in the provision for loan and lease losses, combined with write-downs in other real estate owned ("OREO") and significantly higher overhead costs related to an expansion in the branch network, adversely impacted the results of operations.

           During the three and nine months ended September 30, 1998, the Bank provided $270,000 and $810,000, respectively, for possible loan and lease losses, a 50% increase from the $180,000 and $540,000 provided for the same periods a year ago. Net charge-offs increased to $257,000 for the quarter, bringing the total for the year-to-date to $649,000. Net charge-offs for the comparable periods in 1997 were $85,000 and $302,000, respectively. At September 30, 1998, noncurrent loans and leases totaled $3,838,000 or 1.8% of loans and leases, compared to $4,206,000 or 1.9% at year-end 1997.

           During the second quarter of 1998, a periodic re-evaluation of certain properties in OREO indicated lower values. Accordingly, the Bank reduced the carrying values for those assets with a charge to other operating expenses of $335,000. In the second quarter of 1997, a similar write-down of $135,000 was recorded. At September 30, 1998 and December 31, 1997, OREO totaled $976,000 or 0.33% of total assets and $1,668,000 or 0.56%, respectively.

           In accordance with its long-range plan, HNB has been expanding into areas on Oahu where the demographics are favorable. In May 1997, the Bank opened the Pearl City branch in the Times Square Shopping Center. This was followed by the establishment of the Bank's first "in-store branch" in the Moanalua Ethnic Village in April 1998.

           At September 30, 1998, total assets were $299,840,000, compared to $298,686,000 at December 31, 1997. Loans and leases ended the quarter at $219,274,000, little changed from the balance reported at year-end 1997. Deposits increased to $263,030,000 at September 30, 1998 from $258,720,000 at December 31, 1997. Leverage and risk-based capital ratios continued to exceed regulatory requirements by a substantial margin.

           Looking forward, the Company anticipates that its fourth quarter results may be substantially lower than the comparable period in 1997. The recent decline in market interest rates has lowered the Bank's asset yields, which will put pressure on its net interest margin. The Bank's two new branches will also continue to adversely impact earnings until the volume of business grows to cover overhead costs. In view of the current economic environment in Hawaii, the Bank is carefully monitoring the quality of its loan and lease portfolio and the adequacy of its loan loss reserve. Based on these reviews, it is anticipated that the provision for loan and lease losses could be enhanced significantly above the $180,000 provided in the fourth quarter of 1997. (See "Forward Looking Statements")

           The Year 2000 project remains a high priority for HNB. The Bank is currently on target to complete this undertaking prior to the June 30, 1999 regulatory milestone. It has completed the awareness phase by defining the Year 2000 problem, gaining executive management and Board of Director support, and establishing a Year 2000 project team. It has also completed the assessment phase by inventorying both its information technology ("IT") systems and non-IT systems, (e.g., automated teller machines ("ATMs"), elevators and vaults) and identifying third parties with which it has a material relationship. The Bank is currently nearing the end of the renovation phase, which includes replacing or repairing all applicable IT and non-IT systems. In June 1998, the Bank converted to a new computer system, which is Year 2000 compliant, as part of its normal upgrade process to improve efficiency and better serve its customers. The cost of the new system was approximately $1,650,000, which was capitalized and is being depreciated over a 5-year period. By November 30, 1998, renovations to the Bank's ATMs and item processing system are scheduled to be completed. The projected cost of these remediations, as well as other expenditures for the Year 2000 project, are not anticipated to be material to capital. Testing of mission-critical systems is expected to be well underway by December 31, 1998 and to be completed by March 31, 1999.

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

           While the Bank has implemented programs to monitor the progress of its significant vendors, service providers and corporate customers, no assurance can be given that these third parties will be ready for the Year 2000. The failure of any of these business partners or customers to successfully complete renovation, testing and implementation of their systems could have a material adverse effect on the results of operations, liquidity and capital resources. In order to mitigate these potential external risks arising from the Year 2000, the Bank has incorporated liquidity issues into its contingency funding plan, such as planning for increased customer cash needs at the century date change. The Bank has also included Year 2000 readiness into its risk grading procedures for loan customers, which will be taken into account when analyzing the adequacy of the allowance for loan and lease losses in the future. (For additional information on the Year 2000, please refer to page 36 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. See also "Forward Looking Statements")

RESULTS OF OPERATIONS

Net Interest Income

           Net interest income for the three and nine months ended September 30, 1998 increased $31,000 or 0.8% and $153,000 or 1.3%, respectively, from the comparable periods in 1997. The improvement for the quarter and year-to-date was primarily due to higher interest and fees on loans and leases, partly offset by lower interest on federal funds sold and investments securities and higher funding costs.

           The average net interest margin declined to 5.83% for the third quarter of 1998 from 6.02% reported for the third quarter of 1997. During the quarter, average asset yields began to decline following the trend in market interest rates. Meanwhile, the average cost of funds increased reflecting a shift from lower-costing savings into higher-costing time deposits and an advance from the Federal Home Loan Bank. (see "Deposits" and "Liquidity") Net interest margin for the year-to-date increased to 5.94% from 5.90% for the same period last year. The higher margin was due to higher average asset yields, partly offset by an increase in the average cost of funds.

           The average yield on interest-earning assets declined to 8.43% for the third quarter of 1998 from 8.48% for the comparable quarter a year ago. For the first nine months of 1998 and 1997, the average yield was 8.56% and 8.36%, respectively. The average cost of funds for the quarter rose to 3.48% from 3.34% for the same period in 1997. The year-to-date average cost of funds for 1998 and 1997 was 3.50% and 3.30%, respectively.

Other Income and Expenses

           Other income for the three and nine months ended September 30, 1998 decreased $23,000 or 2.6% and increased $182,000 or 7.7%, compared to the same periods in 1997. The increase for the year-to-date was primarily due to higher revenue from credit card transactions and other miscellaneous fees.

           Other expenses consist of salaries and employee benefits, occupancy expense and other operating expenses. For the three and nine months ended September 30, 1998, other expenses increased $233,000 or 5.1% and $1,236,000 or 9.3%, respectively, compared to the same periods last year.

           Salaries and employee benefits for the three and nine months ended September 30, 1998 increased $227,000 or 10.1% and $815,000 or 12.4%, respectively, over the same periods a year earlier. The growth in this category reflected several factors including: 1) an increase in staff due to the opening of the Pearl City and the Moanalua branches and the merger of a data processing provider, Computer Systems International, Ltd. ("CSI") into the Bank; 2) higher pension expense; and 3) normal merit and inflationary adjustments which were adopted to keep the Bank's salary and benefit packages competitive.

           Occupancy expenses for the three and nine months ended September 30, 1998 decreased $3,000 or 0.24% and increased $208,000 or 6.0%, respectively, from the comparable period in 1997. The increase for the year-to-date was attributable to the addition of two new branches and the assumption of CSI's office lease.

           Other operating expenses for the three and nine months ended September 30, 1998 increased $9,000 or 0.9% and $213,000 or 6.6%, respectively, compared to same periods a year ago. The increase for the year-to-date was primarily due to higher legal costs relating to problem loan collections and OREO write-downs of approximately $335,000, partly offset by the absence of data processing fees paid to CSI. In the third quarter and first nine months of 1997, data processing fees paid to CSI were $192,253 and $570,648, respectively. While the merger of CSI's operations into the Bank has eliminated these fees, these expenses have been reallocated to other areas. It is anticipated that the Bank will realize cost efficiencies in the future by bringing the data processing function in-house.

Income Taxes

           The Company had a federal and state income tax benefit for the three and nine months ended September 30, 1998 of $120,000 and $356,000, respectively, compared to an income tax provision of $63,000 and $188,000 for the same periods in 1997. The effective income tax rates for the year-to-date periods were (53.5%) for 1998 and 37.2% for 1997. The income tax benefits for the interim periods in 1998 were due to the Company's projected loss for the year as well as the utilization of tax benefits arising from the acquisition and liquidation of CSI. This rate will be adjusted in the fourth quarter should expectations regarding the Company's projected loss change.

FINANCIAL CONDITION

Deposits

           At September 30, 1998, total deposits increased to $263,030,000, compared to $258,720,000 at December 31, 1997 and $250,886,000 at September 30, 1997. The growth in the Bank's deposit base from year-end 1997 was primarily due to an increase in time deposits, partly offset by a decrease in demand deposits. Since December 31, 1997, savings deposits have declined from 35.2% of total deposits to 34.7% at September 30, 1998, while time deposits have increased from 27.1% to 30.7%. This shift in the deposit mix represents a trend which has increased the cost of funds for the Bank. The average rate paid on savings and time deposits for the year-to-date was 2.72% and 4.87%, respectively. (see "Net Interest Income").

           The following table presents the distribution of the Bank's deposit accounts for the dates indicated.


                                 September 30, 1998          December 31, 1997           September 30, 1997
                               ----------------------      ----------------------      ----------------------
                                  Balance         %           Balance         %           Balance         %
                               ------------     -----      ------------     -----      ------------     -----
Noninterest-bearing demand     $ 65,421,000      24.9%     $ 69,463,000      26.9%     $ 62,107,000      24.8%
Interest-bearing demand          25,530,000       9.7        27,907,000      10.8        26,364,000      10.5
Savings                          91,408,000      34.7        91,167,000      35.2        93,315,000      37.2
Time                             80,671,000      30.7        70,183,000      27.1        69,100,000      27.5
                               ------------     -----      ------------     -----      ------------     -----
    Total deposits             $263,030,000     100.0%     $258,720,000     100.0%     $250,886,000     100.0%
                               ============     =====      ============     =====      ============     =====

           Included in time deposits are certificates of deposits ("CD") purchased by the State of Hawaii, its counties and other government agencies. Historically, these CDs have been a stable source of funds for the Bank and are considered to be core deposits. At September 30, 1998, December 31, 1997, and September 30, 1997, public time deposits totaled $35,426,000, $32,001,000, and $33,119,000, respectively, representing 13.5%, 12.4%, and 13.2%, respectively, of the Bank's total deposits.

Investment Securities

           Investment securities consist principally of short and intermediate term debt instruments issued by the U.S. Treasury and other U.S. government agencies. The Bank is also a stockholder in the Federal Reserve Bank and the Federal Home Loan Bank of Seattle. The Bank has no financial or mortgage derivatives.

           At September 30, 1998, the book and fair value of the held-to-maturity portfolio was $45,489,000 and $45,643,000, respectively. As of the same date, the book and fair value of the available-for-sale portfolio was $1,760,000. Trading securities held in trust amounted to $114,000 at September 30, 1998. These securities have been designated to satisfy certain of the Bank's retirement plan obligations. During the first nine months of 1998, there were no sales or transfers of investment securities between the held-to-maturity, available-for-sale or trading categories.

Loan Portfolio and Loan Concentrations

           At September 30, 1998, loans and leases were $219,274,000, compared to $219,018,000 at December 31, 1997 and $205,470,000 at September 30, 1997.
During the first nine months of 1998, the Bank sold $7,500,000 in loan participations, compared to $3,164,000 for the same period in 1997. Since September 30, 1997, commercial, industrial and agricultural loans have grown from 30.6% of the portfolio to 32.7% at September 30, 1998, while real estate loans have declined from 65.1% to 62.7%. The Bank has no significant concentrations of credit with any individual party; however, its lending is concentrated on the island of Oahu. There are no loans to any hedge funds.

           The following table presents the composition of the Bank's loan and lease portfolio at the dates indicated.


                                  September 30, 1998               December 31, 1997                  September 30, 1997
                              ------------------------      --------------------------------      -------------------------
                                 Balance         %             Balance             %                Balance            %
                              ------------    --------      ------------     ---------------      ------------     --------
Real estate
      Family residential      $104,430,000        47.6%     $107,181,000                48.9%     $104,855,000         51.0%
      Construction               1,663,000         0.8         2,617,000                 1.2         2,047,000          1.0
      Commercial property       31,271,000        14.3        28,892,000                13.2        26,908,000         13.1
                              ------------    --------      ------------     ---------------      ------------     --------
           Total               137,364,000        62.7       138,690,000                63.3       133,810,000         65.1
Commercial, industrial
         and agricultural       71,766,000        32.7        70,956,000                32.4        62,876,000         30.6
Consumer                         8,639,000         3.9         7,613,000                 3.5         7,415,000          3.6
All other loans                    206,000         0.1           452,000                 0.2           348,000          0.2
Direct financing leases          1,299,000         0.6         1,307,000                 0.6         1,021,000          0.5
                              ------------    --------      ------------     ---------------      ------------     --------
           Total              $219,274,000       100.0%     $219,018,000               100.0%     $205,470,000        100.0%
                              ============    ========      ============     ===============      ============     ========


Loan Portfolio Risk Elements and Other Real Estate Owned

           Noncurrent loans and leases consist of loans and leases that are past due for 90 days or more and still accruing interest and loans and leases on nonaccrual status. Most of the credits in this category are collateralized by real estate. At September 30, 1998, noncurrent loans and leases decreased to $3,838,000, representing 1.8% of loans and leases outstanding, compared to $4,206,000 or 1.9% at December 31, 1997 and $4,356,000 or 2.1% at September 30,
1997. The Bank had no restructured loans or leases at September 30, 1998, December 31, 1997 or September 30, 1997.

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

           During the second quarter of 1998, a periodic re-evaluation of certain OREO properties indicated lower values due to a weak local economy. Accordingly, the Bank reduced its carrying values for those assets with a charge to other expenses of $335,000 that directly impacted current earnings. Comparatively, in the second quarter in 1997, the OREO balance was written down by $135,000. At September 30, 1998, December 31, 1997 and September 30, 1997, OREO totaled $976,000, $1,668,000 and $1,318,000, respectively, representing 0.33%, 0.56% and 0.47% of total assets, respectively. The portfolio consisted at quarter-end of two commercial properties and a residential condominium.

           The following table presents information on noncurrent loans and leases and OREO for the dates indicated:


                                  September 30   December 31    September 30
                                     1998           1997           1997
                                  ----------     ----------     ----------
Noncurrent
     Past due 90 days or more     $  122,000     $  424,000     $  617,000
     Nonaccrual                    3,716,000      3,782,000      3,739,000
                                  ----------     ----------     ----------
          Total                   $3,838,000     $4,206,000     $4,356,000
                                  ==========     ==========     ==========

OREO                              $  976,000     $1,668,000     $1,318,000
                                  ==========     ==========     ==========

Provision and Allowance for Loan and Lease Losses

           During the three and nine months ended September 30, 1998, the Bank provided $270,000 and $810,000, respectively, for possible loan and lease losses, compared to $180,000 and $540,000 for the three and nine months ended September 30, 1997. The increase was due to higher charge-offs and prospects of increased fall-out from the Asian financial crisis on the local economy.

           Net charge-offs for the quarter and year-to-date were $257,000 and $649,000, respectively, compared to $85,000 and $302,000 for the same periods in 1998. Most of the Bank's losses through September 30, 1998 and 1997 were attributable to a few commercial credits. The annualized ratio of net charge-offs to average loans and leases for the year-to-date was 0.39%, compared to 0.20% for the same period last year.

           At September 30, 1998, the allowance for loan and lease losses stood at $3,359,000, compared to $3,198,000 at December 31, 1997 and $3,305,000 at
September 30, 1997. The ratio of the allowance to total loans and leases outstanding was 1.53%, 1.46% and 1.61% at September 30, 1998, December 31, 1997 and September 30, 1997, respectively. While the reserve represented approximately 88% of noncurrent loans and leases at quarter-end, in the opinion of management, it remained at a sufficient level to absorb potential losses. As noted earlier, most of the credits in the noncurrent category are collateralized by real estate. Given the negative direction in Hawaii's economy, it is anticipated that the provision for loan and lease losses for the fourth quarter could be significantly above the $180,000 that was provided in the fourth quarter in 1997. (see "Forward Looking Statements" and "Local Economy')

Liquidity

           The Bank has adequate liquidity to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs and meet obligations and commitments on a timely basis. While deposits have traditionally been the principal source of funds for HNB, the wholesale markets are anticipated to play a greater role in the future, which may raise the cost of funds for the Bank. (see "Net Interest Income") The Bank has a diverse funding base, which includes federal funds lines with other banks, the discount facilities of the Federal Reserve, and advances from the Federal Home Loan Bank ("FHLB"). The Bank's federal funds lines were undrawn at September 30, 1998. As of the same date, there were no borrowings from the Federal Reserve. The Bank's line of credit with the FHLB is equal to 15% of total assets, including a cash management agreement line of 5%. In addition, under the FHLB's Community Investment Program ("CIP"), the Bank can borrow up to $10,000,000 per year to finance affordable housing projects and commercial loans at rates 10 to 20 basis points below posted FHLB rates for comparable maturities. Advances under the CIP program are not counted under the Bank's committed line. At September 30, 1998, advances under this program amounted to $5,300,000.

           For the first nine months of 1998, net cash provided by operating activities was $1,028,000, compared to $1,988,000 for the same period in 1997. Net cash used in investing activities was $7,000 with loan originations and purchases of investment securities nearly offsetting proceeds from loan sales and maturing investment securities. Comparatively, in the first nine months of 1997, net cash provided by investing activities was $2,406,000. Financing activities provided net cash of $999,000 through the end of September 1998. During the nine months, a net increase in time deposits financed a net decrease in demand and savings deposits and federal fund purchased. Net cash used in financing activities for the comparable period in 1997 was $15,140,000, consisting primarily of a large savings withdrawal, which was related to a customer's real estate investment, partly offset by a net increase in time deposits.

Shareholders' Equity and Capital Resources

           Shareholders' equity totaled $27,926,000 at September 30, 1998, $28,342,000 at December 31, 1997 and $28,009,000 at September 30, 1997. During
the first quarter of 1998 and 1997, the Company paid cash dividends of $106,650 on its common stock. Book value per share was $39.28 at September 30, 1998, $39.86 at December 31, 1997 and $39.39 at September 30, 1997.

           In order to be considered well-capitalized by the bank regulatory agencies, an institution must have at minimum a 5.0% leverage ratio, a Tier 1 risk-based capital ratio of 6.0% and a total capital ratio of 10.0%. The Company's leverage ratio was 9.32% at September 30, 1998, 9.88% at December 31, 1997, and 9.81% at September 30, 1997. At September 30, 1998, the Company's Tier 1 and total capital ratios were 13.06% and 14.31%, respectively, compared to 13.52% and 14.78% at December 31, 1997, and 14.28% and 15.54% at September 30,
1997.

EFFECT OF NEW ACCOUNTING STANDARDS

           In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS" or the "Statement") No. 130 "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 131 requires that information be provided about the different types of business activities in which an enterprise engages and the different economic environment in which it operates. The adoption of these Statements is not expected to have a material impact on the consolidated financial statements of the Company.

           In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal year 1998. The Statement revises and standardizes the employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The Company will implement this Statement in fiscal 1998, which will require modification of the Company's pension plan disclosure.

           In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

           In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which is effective for the first quarter beginning after December 15, 1998. This Statement amends SFAS No. 65, "Accounting for Certain Mortgage-Backed Securities," to require that after an entity that is engaged in mortgage-banking activities has securitized mortgage loans that are held for sale, it must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Since the Company has no securitized mortgage loans held for sale, the adoption of this Statement is not expected to have a material impact on the consolidated financial statements of the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company's exposure to market risk is in the form of interest rate risk. The manner in which this exposure is managed and an estimate of the potential impact on net interest income assuming a 1-year horizon was disclosed on page 43 in Hawaii National Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997. As of September 30, 1998, there were no material changes to report.

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

                                          HAWAII NATIONAL BANCSHARES, INC.
                                                    (Registrant)

Date    November 9, 1998                  By    /s/ Warren K.K. Luke
       ----------------------                   -----------------------------
                                                Warren K.K. Luke
                                                President

Date    November 9, 1998                  By    /s/ Ernest T. Murata
       ----------------------                   --------------------------------
                                                Ernest T. Murata
                                                Vice President, Treasurer,
                                                Assistant Secretary and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                    Description
-------                   -----------
 27                       Financial Data Schedule