Form 10-K405
period 1998-12-31
HAWAII NATIONAL BANCSHARES INC
filed 1999-03-19
CIK 805304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of Each Exchange on
      Title of Each Class                        on Which Registered
     --------------------                     ------------------------
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

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1999 was $3,510,789.

        The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1999 was:

     Title of Class                      Number of Shares Outstanding
--------------------------               ----------------------------
Common Stock, $1 Par Value                       711,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

        Hawaii National Bancshares, Inc. ("Bancshares"), whose principal office is maintained at 45 North King Street, Honolulu, Hawaii, is a Hawaii corporation. Bancshares is a bank holding company whose wholly owned subsidiary is Hawaii National Bank ("HNB" or the "Bank"), a national banking association.

        The main office of the Bank is also located at 45 North King Street, Honolulu, Hawaii. While the Bank's customer base covers the entire State of Hawaii, the principal market areas are the county of Honolulu on the island of Oahu, which currently is served by eleven of the Bank's branches; the county of Hawaii, which is served by a branch in Hilo; and the county of Maui, which is served by branches in Kahului and Kihei. The area of the county of Hawaii served by the Bank's Hilo branch includes the area from the ocean to Haihai to Komohana and Waianuenue. The area of the county of Maui served by the Bank's Kahului and Kihei branches is located in the Wailuku, Kahului and Kihei corridor. (See ITEM
2. Properties).

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

        Many of the banking services described above are dependent upon the ability of computers and other equipment to properly recognize the century date change. The uncertainties surrounding this milestone are commonly known as "Year 2000 Issues." The Bank is taking the appropriate steps to prepare for this event date and has implemented programs to monitor the progress of its business partners. For more information about the Year 2000, the Bank's state of readiness, the costs and challenges involved, and the Bank's contingency plans, see the discussion under the heading "Year 2000" in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

        HNB's ability to extend its existing branch banking network is subject to approval by the Office of the Comptroller of the Currency ("OCC") in compliance with applicable Hawaii law. Currently, Hawaii law generally permits a bank chartered in Hawaii to branch anywhere inside or outside of the state of Hawaii. Under current federal interstate banking laws, Hawaii also permits interstate bank mergers, subject to certain restrictions. For a more detailed discussion of these interstate banking laws, see the discussion under the heading "Supervision and Regulation - Hawaii National Bank - Interstate Banking and Branching."

COMPETITION

        The banking business in Hawaii is highly competitive. There are five other commercial banks doing general banking business and two savings and loan associations doing business in Hawaii. The Bank actively competes for business with other banks, savings and loan associations, credit unions, and individual loan companies within its market areas. In varying degrees, the Bank also faces competition from other types of financially oriented institutions which are either lenders of money or credit, or accept savings or other deposits. Insurance companies, investment management service firms and other business firms, and individuals actively compete with the Bank's mortgage loan services. In addition, foreign (non-Hawaii) banks currently conduct banking activities, also performed by banks in Hawaii, except for retail deposit-taking.

        As of December 31, 1998, HNB, with $275,901,000 in deposits, $223,847,000 in loans, and $312,034,000 in total assets, ranked fifth among the six commercial banks in Hawaii in all of the above measures.

EMPLOYEES

        On December 31, 1998, HNB had 225 full-time employees and 9 part-time employees. HNB considers its relations with its employees to be good.

SUPERVISION AND REGULATION

Introduction

        The following generally refers to certain statutes and regulations affecting the banking industry. These references provide brief summaries only and are not intended to be complete. They are qualified in their entirety by the referenced statutes and regulations. In addition, some statutes and regulations may exist which apply to and regulate the banking industry, but are not referenced below.

        Bancshares is a bank holding company due to its ownership of HNB. The Bank Holding Company Act of 1956, as amended ("BHCA") subjects Bancshares and HNB to supervision and examination by the Federal Reserve Bank ("FRB"), and Bancshares files annual reports of operations with the FRB.

Bank Holding Company Regulation

        In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks.

        Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the FRB determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the FRB, it may engage de novo in certain permissible nonbanking activities without prior FRB approval.

        Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the FRB's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over Bancshares.

Transactions with Affiliates

        Bancshares and HNB are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, Bancshares and HNB must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B: (1) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Regulation of Management

        Federal law (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution's federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions with another financial institution which has assets exceeding a specified amount or which has an office within a specified geographic area.

Tie-In Arrangements

        Bancshares and HNB cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancshares nor HNB may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

        The FRB has adopted significant amendments to its anti-tying rules that:
(1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of the amendments on Bancshares and HNB is unclear at this time.

State Law Restrictions

        As a Hawaii business corporation, Bancshares may be subject to certain limitations and restrictions as provided under applicable Hawaii corporate law. In addition, although HNB is a national bank and therefore primarily regulated by the OCC, Hawaii banking law may restrict certain activities of HNB.

HAWAII NATIONAL BANK

General

        HNB, as a national banking association, is subject to primary regulation and examination by the OCC. It is also subject to regulation by the FRB and, to a more limited extent by the Federal Deposit Insurance Corporation ("FDIC"). The federal laws that apply to HNB regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing HNB generally have been promulgated to protect depositors and not to protect stockholders of the Bank or its holding company.

        CRA. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB, OCC and FDIC (collectively, the "federal banking agencies") evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

        Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

        FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of Bancshares believes that HNB meets all such standards, and therefore, does not believe that these regulatory standards materially affect Bancshares' business operations.

Interstate Banking and Branching

        The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

        Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

        With regard to interstate bank mergers, Hawaii has "opted in" to the Interstate Act which allows in-state banks to merge with out-of-state banks subject to certain aging requirements. Hawaii law generally authorizes the acquisition of an in-state bank by an out-of-state bank through merger with a Hawaii financial institution that has been in existence for at least 5 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Hawaii may not establish de novo branches in Hawaii or establish and operate a branch by acquiring a branch in Hawaii.

Deposit Insurance

        The deposits of HNB are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

        The FDICIA included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Dividends

        The principal source of Bancshares's cash revenues is dividends received from HNB. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither Bancshares nor HNB is currently subject to any regulatory restrictions on its dividends.

Capital Adequacy

        Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

        The federal banking agencies use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

        The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

        FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the federal banking agencies, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. Bancshares does not believe that these regulations have any material effect on their operations.

Effects of Government Monetary Policy

        The earnings and growth of Bancshares are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on Bancshares and HNB cannot be predicted with certainty.

Changes in Banking Laws and Regulations

        The laws and regulations that affect banks and bank holding companies are currently undergoing significant changes. In 1998, legislation was proposed in the United States Congress which contained proposals to alter the structure, regulation, and competitive relationships of the nation's financial institutions. Although the legislation was not passed in the 1998 general session of Congress, similar legislation may be proposed in the coming years and, if enacted into law, such bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Some of these bills may reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent to which banks could engage in securities activities, and change the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form such legislation may be adopted, or the extent to which the business of Bancshares or HNB might be affected thereby, cannot be predicted with certainty.

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
                                 (in thousands)


                                                            1998                                       1997
                                             -------------------------------------      -------------------------------------
ASSETS                                                    INTEREST                                   INTEREST
                                             AVERAGE      INCOME/        YIELD/         AVERAGE      INCOME/        YIELD/
                                             BALANCE      EXPENSE         RATE          BALANCE      EXPENSE         RATE
                                             --------     --------     -----------      --------     --------     -----------
Interest-earning assets:
   Federal funds sold and securities
     purchased under agreement to resell     $  5,277     $    281            5.32%     $ 12,529     $    683            5.45%
   Investment securities-
     Held-to-maturity                          45,026        2,657            5.90%       47,996        2,841            5.92%
     Available-for-sale                         1,760          129            7.33%        1,724          120            6.96%
     Trading securities                            85           --              --            --           --              --
                                             --------     --------     -----------      --------     --------     -----------
       Total investment securities             46,871        2,786            5.94%       49,720        2,961            5.96%
                                             --------     --------     -----------      --------     --------     -----------
   Loans and leases-
     Domestic                                 221,975       19,990            9.01%      206,780       18,910            9.14%
     Foreign                                       --           --              --            --           --              --
                                             --------     --------     -----------      --------     --------     -----------

       Total loans and leases                 221,975       19,990            9.01%      206,780       18,910            9.14%
                                             --------     --------     -----------      --------     --------     -----------
   Other                                          401           21            5.24%          402           21            5.22%
                                             --------     --------     -----------      --------     --------     -----------
         Total interest-earning assets        274,524     $ 23,078            8.41%      269,431     $ 22,575            8.38%
   Cash and due from banks                     18,316     ========     ===========        15,291     ========     ===========
   Premises and equipment                       4,184                                      3,740
   Other assets                                 2,915                                      1,742
                                             --------                                   --------

         Total assets                        $299,939                                   $290,204
                                             ========                                   ========


                                                            1996
                                              -------------------------------------
ASSETS                                                     INTEREST
                                              AVERAGE      INCOME/         YIELD/
                                              BALANCE      EXPENSE          RATE
                                              --------     --------     -----------
Interest-earning assets:
   Federal funds sold and securities
     purchased under agreement to resell      $ 17,005     $    907            5.33%
   Investment securities-
     Held-to-maturity                           46,878        2,683            5.72%
     Available-for-sale                          1,495          107            7.16%
     Trading securities                             --           --              --
                                              --------     --------     -----------
       Total investment securities              48,373        2,790            5.77%
                                              --------     --------     -----------
   Loans and leases-
     Domestic                                  207,289       18,658            9.00%
     Foreign                                        --           --              --
                                              --------     --------     -----------
       Total loans and leases                  207,289       18,658            9.00%
                                              --------     --------     -----------
   Other                                           402           21            5.22%
                                              --------     --------     -----------
         Total interest-earning assets         273,069     $ 22,376            8.19%
   Cash and due from banks                      15,261     ========     ===========
   Premises and equipment                        4,050
   Other assets                                  1,310
                                              --------

         Total assets                         $293,690
                                              ========

LIABILITIES AND
SHAREHOLDERS' EQUITY


                                                            1998                                        1997
                                             ----------------------------------------   ----------------------------------------
                                                           INTEREST                                   INTEREST
                                             AVERAGE       INCOME/          YIELD/      AVERAGE        INCOME/         YIELD/
                                             BALANCE       EXPENSE           RATE       BALANCE        EXPENSE          RATE
                                             --------      --------       -----------   --------       --------      -----------
Interest-bearing deposits and liabilities:
   Deposits -
     Interest-bearing demand                 $ 27,358      $    423              1.55%  $ 27,246       $    430             1.58%
     Savings                                   91,507         2,369              2.59%   102,803          2,800             2.72%
     Time                                      77,481         3,769              4.86%    69,343          3,386             4.88%
     Foreign                                       --            --                --         --             --               --
                                             --------      --------       -----------   --------       --------      -----------
       Total interest-bearing deposits        196,346         6,561              3.34%   199,392          6,616             3.32%
                                             --------      --------       -----------   --------       --------      -----------
   Federal funds purchased                        271            15              5.54%       172              9             5.23%
   Short-term borrowings-
     Domestic                                   8,345           459              5.50%       864             46             5.32%
   Long-term debt-
     Domestic                                      --            --                --         --             --               --
                                             --------      --------       -----------   --------       --------      -----------
       Total interest-bearing deposits
         and liabilities                      204,962         7,035              3.43%   200,428          6,671             3.33%
                                                           --------       -----------                  --------      -----------
   Noninterest-bearing demand deposits         64,234                                     59,294
   Other liabilities                            2,669                                      2,694
                                             --------                                   --------       --------
       Total liabilities                      271,865                                    262,416
   Shareholders' equity                        28,074                                     27,788
                                             --------                                   --------       --------

         Total liabilities and
           shareholders' equity              $299,939                                   $290,204
                                             ========                                   ========

         Net interest income and
           margin on earnings assets                       $ 16,043              5.84%                 $ 15,904             5.90%
                                                           ========       ===========                  ========      ===========


                                                                1996
                                                  ---------------------------------------
                                                                INTEREST
                                                  AVERAGE       INCOME/         YIELD/
                                                  BALANCE       EXPENSE         RATE
                                                  --------      --------      -----------
Interest-bearing deposits and liabilities:
   Deposits -
     Interest-bearing demand                      $ 27,248      $    488             1.79%
     Savings                                       114,833         3,365             2.93%
     Time                                           63,647         3,110             4.89%
     Foreign                                            --            --               --
                                                  --------      --------      -----------
       Total interest-bearing deposits             205,728         6,963             3.38%
                                                  --------      --------      -----------
   Federal funds purchased                              38             2             5.26%
   Short-term borrowings-
     Domestic                                          751            39             5.19%
   Long-term debt-
     Domestic                                           --            --               --
                                                  --------      --------      -----------
       Total interest-bearing deposits
         and liabilities                           206,517         7,004             3.39%
                                                  --------      --------      -----------
   Noninterest-bearing demand deposits              57,539
   Other liabilities                                 2,530
                                                  --------
       Total liabilities                           266,586
   Shareholders' equity                             27,104
                                                  --------

         Total liabilities and
           shareholders' equity                   $293,690
                                                  ========

         Net interest income and
           margin on earnings assets                            $ 15,372             5.63%
                                                                ========      ===========

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

                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table I-C
                 Analysis of Change in Interest Earned and Paid
                       Due to Changes in Volume and Rates
                            1998-1997 and 1997-1996
                                 (in thousands)


                                                        1998 Compared to 1997                   1997 Compared to 1996
                                                     Increase (Decrease) Due to:              Increase (Decrease) Due to:
                                                 -----------------------------------       -----------------------------------
                                                                               Net                                       Net
                                                                             Increase                                  Increase
                                                 Volume         Rate        (Decrease)     Volume         Rate        (Decrease)
                                                 -------       -------      ---------      -------       -------      ---------
Interest Earned on:
     Federal funds sold and securities
        purchased under agreement to resell      $  (395)      $    (7)      $  (402)      $  (239)      $    15       $  (224)
     Investment securities-
        Held-to-maturity                            (176)           (8)         (184)           64            94           158
        Available-for-sale                             3             6             9            16            (3)           13
        Trading securities                            --            --            --            --            --            --
                                                 -------       -------       -------       -------       -------       -------
           Total investment securities              (173)           (2)         (175)           80            91           171
                                                 -------       -------       -------       -------       -------       -------
     Loans and leases-
        Domestic                                   1,390          (310)        1,080           (46)          298           252
        Foreign                                       --            --            --            --            --            --
                                                 -------       -------       -------       -------       -------       -------
           Total loans and leases                  1,390          (310)        1,080           (46)          298           252
                                                 -------       -------       -------       -------       -------       -------
     Other                                            --            --            --            --            --            --
                                                 -------       -------       -------       -------       -------       -------

           Total interest-earning assets         $   822       $  (319)      $   503       $  (205)      $   404       $   199
                                                 =======       =======       =======       =======       =======       =======

                                                          1998 Compared to 1997               1997 Compared to 1996
                                                       Increase (Decrease) Due to:         Increase (Decrease) Due to:
                                                    --------------------------------    ---------------------------------
                                                                             Net                                 Net
                                                                           Increase                            Increase
                                                    Volume      Rate      (Decrease)    Volume       Rate      (Decrease)
                                                    ------      ----      ----------    ------       ----      ----------
Interest Paid on:
     Deposits-
        Interest-bearing demand                     $   2       $  (9)      $  (7)      $  --       $ (58)      $ (58)
        Savings                                      (308)       (123)       (431)       (353)       (212)       (565)
        Time                                          397         (14)        383         278          (2)        276
        Foreign                                        --          --          --          --          --          --
                                                    -----       -----       -----       -----       -----       -----
           Total interest-bearing deposits             91        (146)        (55)        (75)       (272)       (347)
                                                    -----       -----       -----       -----       -----       -----
     Federal funds purchased                            5           1           6           7          --           7
     Short-term borrowings-
        Domestic                                      398          15         413           6           1           7
     Long-term debt-
        Domestic                                       --          --          --          --          --          --
                                                    -----       -----       -----       -----       -----       -----
           Total interest-bearing deposits
              and interest-bearing liabilities        494        (130)        364         (62)       (271)       (333)
                                                    -----       -----       -----       -----       -----       -----
           Increase (decrease)
               in net interest income               $ 328       $(189)      $ 139       $(143)      $ 675       $ 532
                                                    =====       =====       =====       =====       =====       =====

II.  INVESTMENT SECURITIES PORTFOLIO

The following table presents the carrying value of the portfolio of investment securities at December 31 of each of the past three years.

                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table II-A
                                 (in thousands)


                                                        1998          1997         1996
                                                      -------      --------      -------
Securities held-to-maturity:
U.S. Treasury and Other U.S. Government Agencies      $44,980      $ 47,481      $47,930
                                                      =======      ========      =======

Securities available-for-sale:
Equity Securities                                     $ 1,760      $  1,760      $ 1,487
                                                      =======      ========      =======

Trading securities                                    $   115      $     --      $    --
                                                      =======      ========      =======


Note: See Notes 1 and 2 of the Notes to the Consolidated Financial Statements.

The following table presents the maturities of investment securities excluding securities which have no stated maturity at December 31, 1998, and the weighted average yields.


                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table II-B
                                 (in thousands)


                                                         After One        After Five
                                       Within            But Within        But Within          After
                                      One Year           Five Years         Ten Years         Ten Years             Total

                                  Amount     Yield     Amount   Yield    Amount   Yield    Amount   Yield      Amount     Yield
                                  ------     -----     ------   -----    ------   -----    ------   -----      ------     -----
U.S. Treasury and Other U.S.
    Government Agencies           $11,988    5.86%    $32,992    5.55%      --       --       --       --     $44,980      5.64%
                                  =======    ====     =======    ====     ====     ====     ====     ====     =======      ====


At December 31, 1998, the Company had no investment securities with aggregate carrying values exceeding 10% of shareholders' equity.

                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table II-C
                                 (in thousands)


                                                  Security                 Carrying                Market
                            Issuer                 Rating                   Value                  Value
                            ------                --------                 --------                -----
                               -                      -                       -                      -


III. LOAN AND LEASE PORTFOLIO

The following table presents the outstanding domestic loans and leases at December 31 of each of the five years indicated.


                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table III-A
                                 (in thousands)


                                               1998          1997          1996          1995          1994
                                             --------      --------      --------      --------      --------
Real Estate -
     Residential and commercial              $133,932      $136,072      $130,642      $133,847      $138,264
     Construction                               1,044         2,617         2,572         4,558         3,108

Loans to U.S. banks                                --            --            --            --            --
Commercial, industrial and agricultural        78,087        70,956        64,805        66,021        67,484
Consumer*                                       9,210         7,613         7,674         7,255         7,076
All other loans                                   355           453           557           248           241
Lease financing                                 1,219         1,307         1,013         1,165         1,241
                                             --------      --------      --------      --------      --------

     Total Loans and Leases                  $223,847      $219,018      $207,263      $213,094      $217,414
                                             ========      ========      ========      ========      ========


Note: *Loans to individuals for household, family and other personal expenditures.

The following table presents maturity and interest rate sensitivity data for all loans and leases, except real estate - residential and commercial, consumer loans,all other loans, and lease financing, at December 31, 1998.


                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table III-B
                           Loan and Lease Maturity and
                         Interest Rate Sensitivity Data
                               December 31, 1998
                                 (in thousands)


                                                            After One       After
                                              One Year    Year through      Five
                                              or Less      Five Years       Years         Total
                                              --------    ------------    --------      --------
Commercial, industrial and agricultural       $ 41,131      $ 29,124      $  7,832      $ 78,087

Real estate - construction                       1,044            --            --         1,044

Foreign                                             --            --            --            --
                                              --------      --------      --------      --------

                                              $ 42,175      $ 29,124      $  7,832        79,131

Real estate - residential and commercial                                                 133,932
Consumer                                                                                   9,210
All other loans                                                                              355
Lease financing                                                                            1,219
                                                                                        --------

      Total loans and leases                                                            $223,847
                                                                                        ========


Loans with fixed or predetermined
  interest rates                              $  4,198      $  3,860      $  3,386      $ 11,444

Loan with floating or adjustable
  interest rates                                37,977        25,264         4,446        67,687
                                              --------      --------      --------      --------
                                              $ 42,175      $ 29,124      $  7,832      $ 79,131

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

                 Hawaii National Bancshares, Inc. & Subsidiary
                                 Table III-C(1)
            Nonaccrual, Past Due, and Restructured Loans and Leases
                                 (in thousands)


                                                     1998        1997        1996        1995        1994
                                                    ------      ------      ------      ------      ------
Nonaccrual loans and leases
    Domestic
       Real estate                                  $3,043      $2,478      $1,972      $5,142      $  771
       Commercial, industrial and agricultural         656       1,304       1,208       1,064         555
       Consumer                                          7          --          --          --          --
       All other loans                                  --          --          --          --          --
       Lease financing                                  --          --          --          --          --
    Foreign                                             --          --          --          --          --
                                                    ------      ------      ------      ------      ------
          Total                                     $3,706      $3,782      $3,180      $6,206      $1,326
                                                    ======      ======      ======      ======      ======

Loans and leases past due 90 days or more
    Domestic
       Real estate                                  $  259      $   --      $  134      $  393      $  841
       Commercial, industrial and agricultural         134         399          56          --       1,365
       Consumer                                         12          25          22          21          35
       All other loans                                  --          --          --          --          --
       Lease financing                                  --          --          --          --          --
    Foreign                                             --          --          --          --          --
                                                    ------      ------      ------      ------      ------
          Total                                     $  405      $  424      $  212      $  414      $2,241
                                                    ======      ======      ======      ======      ======

Restructured loans and leases
    Domestic
       Real estate                                  $   --      $   --      $   --      $   --      $   --
       Commercial, industrial and agricultural          --          --          --          --          --
       Consumer                                         --          --          --          --          --
       All other loans                                  --          --          --          --          --
       Lease financing                                  --          --          --          --          --
    Foreign                                             --          --          --          --          --
                                                    ------      ------      ------      ------      ------
          Total                                     $   --      $   --      $   --      $   --      $   --
                                                    ======      ======      ======      ======      ======

The following table presents information related to loans and leases on a nonaccrual basis for the year ended December 31, 1998.

                 Hawaii National Bancshares, Inc. & Subsidiary
                                 Table III-C(2)
                     Nonaccrual Loan and Lease Information
                          Year Ended December 31, 1998
                                 (in thousands)


                                                  Domestic           Foreign               Total
                                               -------------       -------------       -------------
Interest income which would have
      been recorded if loans and
      leases had been current                  $         529       $          --       $         529
                                               =============       =============       =============

Interest income recorded during
      this period                              $          --       $          --       $          --
                                               =============       =============       =============


Note: See Notes 1 and 5 of the Notes to the Consolidated Financial Statements and Table III-C(1).


                 Hawaii National Bancshares, Inc. & Subsidiary
                                 Impaired Loans
                                December 31, 1998
                                 (in thousands)


                                                   Present value of
                                                    expected future       Fair value of
                                                      cash flows        loan's collateral           Total
                                                   ----------------     -----------------       -----------
Real estate                                           $       362          $     2,620          $     2,982

Commercial, industrial and agricultural                        46                  575                  621
                                                      -----------          -----------          -----------
      Total Impaired Loans                            $       408          $     3,195          $     3,603
                                                      ===========          ===========          ===========

IV. SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

The following table presents the Company's loan and lease loss experience at December 31 for the years indicated.

                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table IV-A
                                   Year Ended
                                 (in thousands)


                                                          1998             1997           1996            1995           1994
                                                      -----------      -----------    -----------     -----------    -----------
Average loans and leases outstanding                  $   221,975      $   206,780    $   207,289     $   215,492    $   213,729
                                                      ===========      ===========    ===========     ===========    ===========

Loan and lease loss reserve summary-
      Balance at beginning of year                    $     3,198      $     3,067    $     3,096     $     3,422    $     3,129
                                                      -----------      -----------    -----------     -----------    -----------
      Loans and leases charged off:
           Real estate                                        138              146            194             112             81
           Commercial, industrial and agricultural            868              487          1,266             837            350
           Consumer                                           134              136             71             155             69
           All other loans                                     --               --             --              --             --
           Lease financing                                     --               --             --              --             --
                                                      -----------      -----------    -----------     -----------    -----------

                 Total loans and leases charged off         1,140              769          1,531           1,104            500
                                                      -----------      -----------    -----------     -----------    -----------
      Recoveries on loans and leases charged off:
           Real estate                                          3               11             --              --              1
           Commercial, industrial and agricultural             39              158            651              62              9
           Consumer                                            11               11             41              16             18
           All other loans                                     --               --             --              --             --
           Lease financing                                     --               --             --              --             --
                                                      -----------      -----------    -----------     -----------    -----------

                 Total recoveries on loans
                     and leases charged off                    53              180            692              78             28
                                                      -----------      -----------    -----------     -----------    -----------

                 Net charge-offs                            1,087              589            839           1,026            472

      Provision charged to expense                          1,185              720            810             700            765
                                                      -----------      -----------    -----------     -----------    -----------
      Balance at end of year                          $     3,296      $     3,198    $     3,067     $     3,096    $     3,422
                                                      ===========      ===========    ===========     ===========    ===========

Ratio of net charge-offs
    to average loans and leases outstanding                  0.49%            0.28%          0.40%           0.48%          0.22%
                                                      ===========      ===========    ===========     ===========    ===========

The Company has allocated portions of the allowance for loan and lease losses according to the amounts deemed to be reasonably necessary to provide for |probable losses being incurred within the various loan and lease categories. The following table presents the allocation of the reserve amounts to the related outstanding loan and lease balances at December 31 for the years indicated. In 1994, the Company adopted a new reserve allocation method which took into account differences in risk classifications. In 1995, the reserve methodology was refined further to analyze each credit for loss potential which was over $50,000 and had been placed on nonaccrual.


                  Hawaii National Bancshares, Inc. & Subsidiary
                                   Table IV-B
              Allocation of the Reserve for Loan and Lease Losses
                        to Outstanding Loans and Leases
                                 (in thousands)


                                       1998                        1997                     1996
                               ----------------------     ----------------------     -----------------------
                                           Percent                    Percent                     Percent
                                         Loans/Leases               Loans/Leases                Loans/Leases
                                           in Each                    in Each                     in Each
                                           Category                   Category                    Category
                              Reserve      to Total      Reserve      to Total      Reserve       to Total
                               Amount    Loans/Leases     Amount    Loans/Leases     Amount     Loans/Leases
                              --------   ------------    --------   ------------    --------    ------------
Commercial, industrial
        and agricultural       $1,630           35%       $1,576           32%       $1,373           31%
Real estate
        -construction               1           --             1            1%            3            1%
Real estate
        -residential
          and commercial          759           60%          654           62%          657           63%
Consumer                          504            4%          493            4%          469            4%
All other loans                     7           --             9           --            11           --
Lease financing                     7            1%           10            1%            9            1%
Foreign                            --           --            --           --            --           --
Loans to U.S. Banks
        under repurchase
        agreement                  --           --            --           --            --           --
General reserve                   388          N/A           455          N/A           545          N/A
                               ------       ------        ------       ------        ------       ------

Consolidated                   $3,296          100%       $3,198          100%       $3,067          100%
                               ======       ======        ======       ======        ======       ======


                                       1995                       1994
                              ------------------------   -----------------------
                                            Percent                   Percent
                                          Loans/Leases              Loans/Leases
                                            in Each                   in Each
                                            Category                  Category
                              Reserve       to Total     Reserve      to Total
                               Amount     Loans/Leases    Amount    Loans/Leases
                              --------    ------------   --------   ------------
Commercial, industrial
        and agricultural       $1,365           31%       $1,713           31%
Real estate
        -construction             245            2%          276            1%
Real estate
        -residential
          and commercial          560           63%          579           64%
Consumer                          347            3%          346            3%
All other loans                    --           --            --           --
Lease financing                    14            1%           13            1%
Foreign                            --           --            --           --
Loans to U.S. Banks
        under repurchase
        agreement                  --           --            --           --
General reserve                   565          N/A           495          N/A
                               ------       ------        ------       ------

Consolidated                   $3,096          100%       $3,422          100%
                               ======       ======        ======       ======

The following table sets forth by major category the ratio of net loans and leases charged-off to total average loans and leases outstanding for the years indicated.



                 Hawaii National Bancshares, Inc. & Subsidiary
                                   Table IV-C



                                                1998           1997           1996           1995           1994
                                              -------        -------        -------        -------        -------
Real estate                                      0.06%          0.06%          0.09%          0.05%          0.04%
Commercial, industrial and agricultural          0.37%          0.16%          0.30%          0.36%          0.16%
Consumer                                         0.06%          0.06%          0.01%          0.07%          0.02%
All other loans                                  0.00%          0.00%          0.00%          0.00%          0.00%
Leasing                                          0.00%          0.00%          0.00%          0.00%          0.00%
                                              -------        -------        -------        -------        -------

Total                                            0.49%          0.28%          0.40%          0.48%          0.22%
                                              =======        =======        =======        =======        =======

V. DEPOSITS

The following table presents the average amount and average rate paid on deposits for the years indicated.


                  Hawaii National Bancshares, Inc. & Subsidiary
                                    Table V-A
                            Average Deposits by Type
                                 (in thousands)

                                                    1998                           1997                           1996
                                           -----------------------        -----------------------        -----------------------
                                            Amount          Rate           Amount          Rate           Amount          Rate
                                           --------       --------        --------       --------        --------       --------
          Noninterest-bearing demand       $ 64,234             --        $ 59,294             --        $ 57,539             --
          Interest-bearing demand            27,358           1.55%         27,246           1.58%         27,248           1.79%
          Savings                            91,507           2.59%        102,803           2.72%        114,833           2.93%
          Time                               77,481           4.86%         69,343           4.88%         63,647           4.89%
          Foreign                                --             --              --             --              --             --
                                           --------                       --------                       --------
               Total                       $260,580                       $258,686                       $263,267
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

                  Hawaii National Bancshares, Inc. & Subsidiary
                                    Table V-B
               Maturity Distribution of Domestic Time Certificates
                         of Deposit of $100,000 or More
                                 (in thousands)


                                                 1998          1997          1996
                                                -------       -------       -------
          3 months or less                      $33,666       $28,622       $26,525
          Over 3 months through 6 months         17,817        17,544        17,122
          Over 6 months through 12 months         6,118         2,666         4,154
          Over 12 months                            665           221           144
                                                -------       -------       -------
                                                $58,266       $49,053       $47,945
                                                =======       =======       =======

Note: At December 31, 1998, 1997, and 1996, public time deposits totaled $35,415,000; $32,001,000; and $32,192,000, respectively.

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


                 Hawaii National Bancshares, Inc. & Subsidiary
                                    Table VI
                    Operating, Dividend, and Capital Ratios


                                                              1998           1997           1996
                                                             -------        -------        -------
          1.    Return on average assets                      -0.12%           0.22%          0.24%

          2.    Return on average equity                      -1.23%           2.34%          2.62%

          3.    Dividend payout ratio                             NM          16.30%         15.00%

          4.    Average equity to average assets ratio          9.36%          9.58%          9.23%

          NM = Not Meaningful

ITEM 2. PROPERTIES

        Bancshares maintains its office at the same location in Honolulu as the Bank's main office.

        The Bank's premises are leased for varying periods to 2024 with renewal options ranging from 3 to 20 years. Rent expense was $2,572,000 in 1998; $2,493,000 in 1997 and $2,366,000 in 1996, net of sublease income of $49,000 in
1998, $56,000 in 1997 and $59,000 in 1996. Premise leases extend for varying periods up to 26 years and provide for periodic renegotiation of rents based upon a percentage of the appraised value of the leased property. At December 31, 1998, the aggregate minimum rental commitments under all non-cancelable leases were as follows: 1999 - $2,452,000; 2000 - $2,333,000; 2001 - $2,266,000; 2002 -
$1,911,000; 2003 - $1,335,000; and thereafter to 2024 - $21,638,000 (aggregate
$31,935,000). Additional information is provided in Note 9 of the Notes to the Consolidated Financial Statements.

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

        No matters were submitted for a vote of security holders in the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDERS MATTERS.

MARKET INFORMATION

        Bancshares' common stock is not actively traded and is not listed on any exchange. Management is not aware of any broker/dealer who formally makes a market in its common stock. However, based upon quotations obtained from Dow Jones Telerate and actual transactions known to Bancshares, the price of Bancshares' common stock during 1998 has ranged between $38.00 to $46.20 and during 1997 from $34.00 to $38.00. Bancshares' book value per share at December 31, 1998 and 1997 was $38.38 and $39.86, respectively. Neither the book value nor its trading price may be indicative of the value of Bancshares' common stock.

NUMBER OF EQUITY HOLDERS

        As of February 28, 1999, there were 1,224 common shareholders of record. Bancshares' transfer agent is HNB.

DIVIDENDS

        Bancshares paid cash dividends of $0.15 per share of common stock on February 14, 1997 and on February 17, 1998. In view of HNB's performance in 1998 and management's strategy to grow the Bank, Bancshares does not anticipate paying a dividend in the foreseeable future. Instead, Bancshares intends to retain earnings to finance future growth and build a strong capital base. Bancshares will periodically review its dividend policy and may declare dividends in the future if such payments are deemed appropriate and in compliance with applicable law and regulations. Cash dividends are subject to determination and declaration by Bancshares' Board of Directors which considers a number of factors, including the growth anticipated by the Bank, the profits being generated, liquidity and capital requirements, applicable governmental regulations and policies, and other relevant factors. (See "Business Objectives and Strategies" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Restrictions on Retained Earnings" in Note 10 of the Notes to Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

        A summary of operations and selected financial data for the five years ended December 31 is presented as follows:

ITEM 6.  SELECTED FINANCIAL DATA

                        HAWAII NATIONAL BANCSHARES, INC.
                                  & SUBSIDIARY
            SUMMARY OF OPERATIONS AND OTHER SELECTED FINANCIAL DATA
                      for the five years ended December 31
                    (in thousands except for per share data)

                                                                1998           1997          1996          1995          1994
                                                              ---------      ---------     ---------     ---------     ---------
SUMMARY OF OPERATIONS
     Interest income                                          $  23,078      $  22,575     $  22,376     $  22,640     $  20,179
     Interest expense                                             7,035          6,671         7,004         7,105         5,300
                                                              ---------      ---------     ---------     ---------     ---------
         Net interest income                                     16,043         15,904        15,372        15,535        14,879
     Provision for loan and lease losses                          1,185            720           810           700           765
                                                              ---------      ---------     ---------     ---------     ---------
         Net interest income after provision
            for loan and lease losses                            14,858         15,184        14,562        14,835        14,114
     Other income                                                 2,465          2,734         2,445         2,336         2,348
     Other expenses                                              18,037         16,909        15,865        15,507        15,085
                                                              ---------      ---------     ---------     ---------     ---------
     Income (loss) before income taxes                             (714)         1,009         1,142         1,664         1,377
     Income tax provision (benefit)                                (368)           358           431           620           505
                                                              ---------      ---------     ---------     ---------     ---------
                Net income (loss)                             $    (346)     $     651     $     711     $   1,044     $     872
                                                              =========      =========     =========     =========     =========


     Earnings (loss) per common share (basic and diluted)     $   (0.49)     $    0.92     $    1.00     $    1.47     $    1.23
                                                              =========      =========     =========     =========     =========
     Cash dividends per share                                 $    0.15      $    0.15     $    0.15     $    0.15     $    0.15
                                                              =========      =========     =========     =========     =========

OTHER SELECTED FINANCIAL DATA:
     Total assets                                             $ 312,034      $ 298,687     $ 296,025     $ 299,590     $ 290,256
     Investment securities                                    $  46,855      $  49,241     $  49,417     $  47,490     $  46,419
     Loans and leases, net of allowance for
         loan and leases losses                               $ 220,551      $ 215,821     $ 204,195     $ 209,998     $ 213,993
     Deposits                                                 $ 275,901      $ 258,721     $ 264,594     $ 268,906     $ 260,973
     Shareholders' equity                                     $  27,289      $  28,342     $  27,797     $  27,193     $  26,243
     Book value per share                                     $   38.38      $   39.86     $   39.10     $   38.25     $   36.91

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

        In reviewing this discussion, reference should be made to the accompanying table of analysis of operations, the financial statements, and selected financial data presented elsewhere in this report.

                 Hawaii National Bancshares, Inc. & Subsidiary
                        Analysis of Results of Operations
                                 (in thousands)

                                                         Year Ended December 31           1998 vs 1997             1997 vs 1996
                                                     -------------------------------   ---------------------  ----------------------
                                                                                                    Percent                 Percent
                                                                                        Increase       of      Increase       of
                                                       1998        1997       1996     (Decrease)    Change   (Decrease)    Change
                                                     --------    --------   --------   ----------   --------  ----------   ---------
Interest Income:
    Interest and fees on loans
       and leases                                    $ 19,990    $ 18,910   $ 18,658    $  1,080        5.7%   $    252        1.4%
    Interest on federal funds sold                        281         683        907        (402)     -58.9%       (224)     -24.7%
    Interest on investment securities                   2,786       2,961      2,790        (175)      -5.9%        171        6.1%
    Other                                                  21          21         21          --         --%         --        --%
                                                     --------    --------   --------    --------     ------    --------     ------
           Total interest income                       23,078      22,575     22,376         503        2.2%        199        0.9%
                                                     --------    --------   --------    --------     ------    --------     ------
Interest Expense:
    Deposits                                            6,561       6,616      6,963         (55)      -0.8%       (347)      -5.0%
    Federal funds purchased                                15           9          2           6       66.7%          7      350.0%
    Interest on short-term borrowings                     459          46         39         413      897.8%          7       17.9%
                                                     --------    --------   --------    --------     ------    --------     ------
           Total interest expense                       7,035       6,671      7,004         364        5.5%       (333)      -4.8%
           Net interest income                         16,043      15,904     15,372         139        0.9%        532        3.5%
Provision for loan and lease losses                     1,185         720        810         465       64.6%        (90)     -11.1%
                                                     --------    --------   --------    --------     ------    --------     ------
           Net interest income after provision
              for loan and lease losses                14,858      15,184     14,562        (326)      -2.1%        622        4.3%
                                                     --------    --------   --------    --------     ------    --------     ------
Other Income:
    Service charges on deposit accounts                 1,104       1,097      1,110           7        0.6%        (13)      -1.2%
    Other service charges, collection and exchange
       charges, commissions and fees                    1,358       1,635      1,320        (277)     -16.9%        315       23.9%
    Gain on investment securities                           3           2         15           1       50.0%        (13)     -86.7%
                                                     --------    --------   --------    --------     ------    --------     ------
                                                        2,465       2,734      2,445        (269)      -9.8%        289       11.8%
                                                     --------    --------   --------    --------     ------    --------     ------

Other Expenses:
    Salaries and employee benefits                      9,445       8,765      8,132         680        7.8%        633        7.8%
    Occupancy expense of bank premises                  3,842       3,689      3,511         153        4.1%        178        5.1%
    Equipment expense                                   1,040         982        853          58        5.9%        129       15.1%
    Computer services                                      --         571        729        (571)    -100.0%       (158)     -21.7%
    Other operating expenses                            3,710       2,902      2,640         808       27.8%        262        9.9%
                                                     --------    --------   --------    --------     ------    --------     ------
                                                       18,037      16,909     15,865       1,128        6.7%      1,044        6.6%
                                                     --------    --------   --------    --------     ------    --------     ------
       Income (loss) before income taxes                 (714)      1,009      1,142      (1,723)    -170.8%       (133)     -11.6%

Income Tax Provision (Benefit)                           (368)        358        431        (726)    -202.8%        (73)     -16.9%
                                                     --------    --------   --------    --------     ------    --------     ------

       Net income (loss)                             $   (346)   $    651   $    711    $   (997)    -153.1%   $    (60)      -8.4%
                                                     ========    ========   ========    ========     ======    ========     ======

        Hawaii National Bancshares, Inc. ("Bancshares") is a bank holding company whose wholly owned subsidiary is Hawaii National Bank ("HNB" or the "Bank"), a national banking association. Bancshares derives substantially all of its income from the operations of the Bank and the Bank's assets constitute the majority of Bancshares' assets. Therefore, the discussion that follows relates mainly to the activities of the Bank.

FORWARD-LOOKING STATEMENTS

        This report and other filings and communications made by Bancshares and HNB (collectively, the "Company") may contain, from time to time, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Among other things, these forward-looking statements may be contained in periodic filings made to the Securities and Exchange Commission ("SEC"), press releases, and oral statements made by executive officers of the Company. By their very nature, forward-looking statements, such as forecasts or projections of future performance or statements of management's plans and objectives, are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated. These include, but are not limited to: general economic conditions; the interest rate environment; the local real estate market; Year 2000 issues; trends in credit quality, liquidity and capital resources; increased competition from bank and nonbank institutions; governmental regulation; changes in consumer and business behavior; developments in technology; and other risk factors. When relying on forward-looking statements, investors and others should carefully consider these and other uncertainties, whether or not the statements are described as forward-looking. Unless explicitly stated otherwise, forward-looking statements made by the Company are intended to apply only at the time they are made. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect subsequent events.

LOCAL ECONOMY

        In 1998, Hawaii continued to struggle through a prolonged economic slowdown which began in 1990. The gross state product is estimated to have grown by 1.5% in 1998, little changed from the prior year, and substantially below the robust 3.9% estimated for the nation. Tourism is Hawaii's largest industry generating about one-quarter of the gross state product and employing an estimated 25% of the State's workforce. One-third of the State's annual tourists are from Asia, of which the Japanese represent the largest segment. In 1998, the number of Japanese visitors to Hawaii dropped by 6.3%, which resulted in a loss of about $100 million in tourist spending. In addition, visitor arrivals from other Asia-Pacific countries plunged more than 23%. The declines in the eastbound markets were due to the well publicized economic problems plaguing that region combined with sharply weaker currencies, and increased competition from other destinations. During the year, the trend in corporate downsizings, failures, and migrations to other states continued, boosting the State's unemployment rate in December nearly 1.5% above the national rate. Bankruptcies and foreclosures continued to mount in 1998, surpassing the records set in 1997 by 30% and 15%, respectively. While home resales increased sharply during the year, prices continued to slide. The median price for a single-family home on Oahu in 1998 was 3% lower compared to 1997, while the condominium median was 10% below the prior year. In the commercial real estate area, relatively high vacancy rates continued to depress property values in 1998.

        In 1999, Hawaii will be entering its ninth year of an economic slump, which ranks as one of the longest for any U.S. regional economy since World War
II. With its dependence on tourism and its close ties to Asia, little improvement is anticipated in the coming year.

BUSINESS OBJECTIVES AND STRATEGIES

        As part of its long-range planning, the Company has implemented several initiatives in the last few years with the objectives of increasing the Bank's franchise value and positioning it to compete more effectively in the rapidly changing financial services industry. In order to accomplish these objectives, the strategy is to grow the Bank to take advantage of economies of scale and to invest in new technology to improve efficiency. While embarking on this course has put pressure on short-term earnings, the Company believes that having a long-term horizon is far more important, especially in this environment where the lines between banks and nonbank institutions are becoming increasingly blurred.

        The cornerstone of a community bank is its branch system. While other financial institutions have been closing offices, the Bank has expanded into areas where the demographics for small business and future population growth appear favorable. Since 1995, the Bank has opened four new branches bringing the total number of branches in the Bank's network to eleven on Oahu, two on Maui and one on the Big Island. The new facilities will provide the Bank with an opportunity to expand its loan and deposit base; however, based on past experience, new offices initially have a negative impact on earnings, until the volume of business grows to cover overhead expenses.

        In order to compete effectively in today's market, the Company recognizes that the Bank must become a lower-cost provider. The Company's strategy is to leverage technology to gain operating efficiencies and drive down costs. In keeping with its long-term plan, the operations of Computer Systems International, Ltd., ("CSI") an affiliated data processing provider, were merged into the Bank in October 1997. While the effect of bringing this function in-house has increased overhead costs in the short-run, the anticipated efficiencies that will accrue over time should enable the Bank to reduce costs in other areas without compromising customer service. In 1998, the Bank successfully completed an upgrade to a new core processing system that will enable it to offer a number of new electronic banking products to its customers, including PC banking. It also linked its departments and branches together with local area networks and wide area networks.

        There is no assurance that the Company will be able to achieve its objectives, nor is it possible to predict whether future changes in regulatory, economic and competitive changes will cause the Company to revise its operating strategy. The operating results of the Company are expected to remain dependent upon general economic conditions and other external factors for the foreseeable future.

OVERVIEW

        The Company reported a net loss of $345,844 or $0.49 per share in 1998. In 1997, the Company earned $651,175 or $0.92 per share. Net income was $711,223 or $1.00 per share in 1996.

        Many factors affected the Company's performance in 1998 and 1997. The execution of certain strategic initiatives, such as expanding the branch network, merging a data processing provider into the Bank and upgrading the computer system, increased overhead costs for the Bank. This, combined with substantially higher loan loss provisions and increased writedowns in other real estate owned ("OREO"), resulted in a net loss for 1998 and lower profits in 1997.

        In 1998, the Bank established its first "in-store branch" in the Moanalua Ethnic Village. The same year, it migrated to a new core processing system and networked its branches and departments. In 1997, the Bank opened the Pearl City Branch and formed a new Information Systems Department to handle the data processing function, which had previously been outsourced.

        During 1998, provisions for loan and lease losses increased by $465,000 over 1997. Net charge-offs rose to $1,087,168 in 1998, compared to $589,619 a year earlier. Loans and leases past due for 90 days or more and those on nonaccrual ended 1998 at $4,111,000, little changed from the $4,206,000 reported as of the same date in 1997. As real estate prices continued to slide in 1998, the Bank reduced the carrying values for certain properties in OREO by $334,000. In the prior year, a similar write-down of $138,000 was recorded. At December 31, 1998 and 1997, OREO totaled $976,000 or 0.31% of total assets and $1,668,000 or 0.56%, respectively.

        At December 31, 1998, total assets stood at $312,033,544, a 4.5% increase from $298,686,778 at December 31, 1997. Loans and leases grew 2.2% to a record $223,846,506 and deposits increased 6.6% to $275,901,399 at December 31, 1998. At year-end 1998, the benefit obligation of the Company's pension plan exceeded the fair value of plan assets. As a result, an additional minimum pension liability adjustment of $600,000, net of tax of $380,000, was reported in other comprehensive loss as a reduction to shareholders' equity. At December 31, 1998, shareholders' equity totaled $27,289,319, compared to $28,341,819 at December 31, 1997. Leverage and risk-based capital ratios continued to exceed regulatory capital requirements by a substantial margin at December 31, 1998 and 1997.

OUTLOOK FOR 1999

        Looking ahead to 1999, the Company anticipates that its operating results may continue to be adversely impacted by Hawaii's prolonged economic slowdown. As a community bank, the Bank's market area is concentrated in Hawaii and management believes the Bank's activities should remain in the State. Many of the Bank's customers are family enterprises and closely-held businesses which have been hit hard by the weak local economy. During the first quarter of 1999, the Bank anticipates increasing its provision for loan and lease losses by an additional

$30,000 over the first quarter of 1998. The appropriateness of continuing such an increase will be re-evaluated at least quarterly. Furthermore, until the local real estate market stabilizes, the Bank's earnings remain vulnerable to additional OREO writedowns.

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

        Net interest income was $16,042,773 in 1998, $15,903,944 in 1997 and
$15,372,384 in 1996. The nominal increase in 1998 was primarily due to an increase in interest income on loans and leases, partly offset by higher interest expense on short-term borrowings. In 1997, an improvement in net interest margin resulted in a 3.5% increase in net interest income. Net interest margin was 5.84%, 5.90% and 5.63% for 1998, 1997 and 1996, respectively.

        Total interest income increased 2.2% in 1998 to $23,078,274 versus $22,574,669 in 1997 and $22,376,745 in 1996. The higher interest revenue reported in 1998 was primarily due to a higher average balance of loans and leases. The average yield on interest-earning assets increased slightly from 8.38% in 1997 to 8.41% in 1998. The increase in interest income in 1997 was largely due to a 19 basis point increase in average asset yields. Interest income foregone on nonaccrual loans and leases amounted to $529,000, $441,000 and $464,000 in 1998, 1997 and 1996, respectively.

        Total interest expense increased to $7,035,501 in 1998, compared to $6,670,725 and $7,004,361 in 1997 and 1996, respectively. The 5.5% increase in
1998 was attributable to a higher average balance of short-term borrowings. While deposits remained the primary source of funds in 1998, the wholesale markets began to play a greater role. Compared to 1997, the average balance of short-term borrowings was $7,481,000 higher in 1998. The average rate paid on interest-bearing deposits and liabilities was 3.43% and 3.33% for 1998 and 1997, respectively. The decline in interest expense of 4.8% in 1997 was primarily due to lower average rates paid on deposits.

Other Income

        In addition to interest income, the Bank has various sources of other income which include service charges on deposit accounts; other service charges, collection and exchange charges, commissions and fees; and gains on investment securities. Other income totaled $2,465,468 in 1998, $2,734,128 in 1997, and $2,445,479 in 1996. The lower revenue in 1998 was attributable to data processing fees of $350,000 paid to HNB by another financial institution in the prior year. The contract with this institution ended in December 1997. The gains on investment securities in 1998, 1997 and 1996 were premiums paid to the Bank for securities which were called.

Other Expenses

        Other expenses consist of salaries and employee benefits, occupancy expense of bank premises, equipment expense, computer services and other operating expenses. For 1998, 1997 and 1996, other expenses were $18,037,085, $16,908,897 and $15,865,640, respectively. This represents an increase of $1,128,188 or 6.7% in 1998 and $1,043,257 or 6.6% in 1997.

        The largest component of other expenses is salaries and employee benefits, which increased $679,865 or 7.8% in 1998 and $632,848 or 7.8% in 1997.
The growth in this category reflected several factors including: (1) an increase in the average number of staff due to the merger of CSI and the opening of the new branches in Pearl City and Moanalua; (2) higher overtime costs associated with the upgrade to the Bank's computer system in 1998; and (3) rising costs for employee benefits.

        Occupancy expense of bank premises rose $152,409 or 4.1% in 1998 versus an increase of $177,908 or 5.1% in the previous year. The increases in both years were attributable to the expansion in the branch network and the assumption of CSI's office rent.

        Equipment expense increased $58,493 or 5.9% in 1998 and $129,162 or 15.1% a year earlier. The increase in 1998 resulted largely from higher depreciation charges. The increase in 1997 was primarily due to repairs for furniture, fixtures and equipment.

        In prior years, HNB obtained computer services from CSI, a bank service corporation formed to provide data processing services to financial institutions, including the Bank, which owned 50% of CSI. On August 31, 1997, CSI became wholly owned by the Bank when CSI purchased the other 50% interest from an affiliate of a director. Effective October 1, 1997, CSI's operations were merged into the Bank and CSI was liquidated. Charges for data processing services provided by CSI were $571,000 in 1997 and $729,000 in 1996. While these fees were eliminated in 1998, the costs were reallocated to other areas. It is anticipated that the Bank will realize cost efficiencies in the future by having brought the data processing function in-house.

        Other operating expenses rose $808,090 or 27.8% in 1998 and $261,768 or 9.9% in 1997. Included in this category are writedowns to OREO which amounted to $334,000 in 1998 and $138,000 in 1997. (see "Risk Elements and Other Real Estate Owned"). Besides OREO writedowns, higher legal and professional fees for problem loan collections and consultants and enhancements to the Bank's computer system accounted for much of the increase in other operating expenses in 1998. Prior to August 31, 1997, Bank's investment in CSI was accounted for under the equity method. The Bank's equity in losses of CSI was $59,000 in 1996, which was included in other operating expenses. At December 31, 1996, the Bank's investment in CSI was reduced to zero.

Income Taxes

        The Company had a federal and state income tax benefit of $368,000 in 1998, compared to an income tax provision of $358,000 in 1997 and $431,000 in 1996. The effective tax rates for those years were (51.5%), 35.5%, and 37.7%, respectively. The effective tax rate of (51.5%) for 1998 was due to the net loss and amortization of goodwill.

Year 2000

        The Year 2000 is a serious issue which will affect virtually every organization, including the Bank. The difficulty stems from the inability of most computer programs to distinguish the year 1900 from the year 2000. The challenge is especially critical to financial institutions since many processes, such as interest accruals and payments, are date-sensitive. Nor is the problem limited to just computer systems. The coming millenium will affect potentially every system that has an embedded microchip, such as automated teller machines, elevators and vaults, as well as the Bank's business partners.

        The Bank has made preparing for the Year 2000 one of its top corporate priorities. To oversee this project, the Bank established a Year 2000 Committee, which consists of representatives from the major functional areas of the Bank. The Bank's project plan follows the five phase management process recommended by the Federal Financial Institutions Examination Council ("FFIEC"), consisting of: awareness, assessment, renovation, validation and implementation.

        The awareness phase consists of defining the Year 2000 problem and gaining executive management and Board of Director support. The assessment phase includes inventorying all hardware, software, networks, automated teller machines and equipment which contains an embedded microchip, as well as identifying material third parties with whom the Bank does business. The renovation stage involves repairing, replacing and upgrading systems which are not Year 2000 compliant. The validation step consists of testing these systems and includes an independent third party review. In the implementation phase, the systems are certified as Year 2000 compliant and accepted by the application users.

        Consistent with the FFIEC's guidance, the Bank's overall strategy has been to prioritize systems based on risk and schedule project milestones and allocate resources accordingly. As of the date of this report, the Bank has completed the awareness, assessment, renovation and validation phases for all mission-critical information technology ("IT") and non-IT systems and material customers and vendors. A mission-critical system is one that is vital to the successful continuance of a core business activity such as lending or deposit-taking. IT systems include mainframe, PC, item processing and teller hardware and software. Examples of non-IT systems are elevators, vaults and security monitoring equipment. The Bank is currently on target to complete the final phase, implementation, well in advance of the FFIEC's June 30, 1999 completion date.

        The total projected cost for the Year 2000 project is $1,500,000, which has generally been funded through normal operating cash flows. This amount includes costs for hardware and software purchases, external consultants, training and customer awareness programs. The Bank does not separately track direct payroll and benefit costs for internal IT and non-IT employees involved in the Year 2000 project. As of year-end 1998, $1,475,000 of the estimated Year 2000 project costs has already been expended, which generally related to a normal upgrade of the Bank's computer system. During the year, the Bank expensed $90,000 for training costs. The balance of $1,385,000 was capitalized and is being depreciated over the system's estimated useful life. The remaining future costs for the Year 2000 project are expected to be expensed when incurred.

        While no one knows for certain what will happen when the century rolls over, management believes the most reasonably likely worst case scenario could be a temporary disruption in customer services. Accordingly, the Bank has developed contingency plans for its core business processes, which include timelines and trigger dates for activation. In the case of a limited application or system problem, the Bank could process off-line for several days. In the case of a localized power failure, the Bank has back-up recovery sites on the mainland where it could process its work. As part of the validation process, a qualified, independent party has reviewed the Bank's contingency plans. Throughout the remainder of the year, the Bank will be conducting training exercises for its employees to prepare them for the turn of the century.

        While the Bank has implemented programs to monitor the progress of its significant vendors, service providers and corporate customers, no assurance can be given that these third parties will be ready for the Year 2000. The failure of any of these business partners or customers to successfully complete renovation, testing and implementation of their systems could have a material adverse effect on the results of operations, liquidity and capital resources. In order to mitigate these risks, the Bank has incorporated Year 2000 issues into its contingency funding plan and is planning for increases in customer cash needs. The Bank has also included Year 2000 readiness into its risk grading procedures for loan customers, which will be taken into account when analyzing the adequacy of the allowance for loan and lease losses.

        Many of the disclosures provided above on the Year 2000 are forward-looking statements or assumptions relating to forward-looking statements. Included in this category are estimates of future costs, project milestones, and potential problems that might occur at critical dates in the future. Management's ability to predict results or the effect of future plans and objectives is inherently uncertain. Factors that could cause actual results to differ materially from those anticipated include the Bank's success in identifying systems and programs that are not Year 2000 compliant, the possibility that system modifications will not operate as intended, unexpected costs, and the uncertainty associated with the impact of the century date change on the Bank's customers, vendors and third-party providers, and the economy generally.

FINANCIAL CONDITION

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

        At December 31, 1998, the book and fair values of investment securities held-to-maturity were $44,980,045 and $45,108,000, respectively, compared to $47,481,373 and $47,540,000 at December 31, 1997. There were no sales from the held-to-maturity portfolio in 1998 or 1997. At December 31, 1998 and 1997, the book and fair value of investment securities available-for-sale was $1,760,103. Trading securities amounted to $115,227 at year-end 1998, and have been designated to satisfy certain of the Bank's retirement plan obligations. During 1998 and 1997, there were no transfers between the held-to-maturity, available-for-sale and trading categories.

Loan and Lease Portfolio

        At December 31, 1998, total loans and leases stood at $223,846,506, marking a new milestone for the Bank, and representing an increase of $4,828,158 or 2.2% from the level reported at December 31, 1997. The growth in the portfolio was primarily due to an increase in commercial property and commercial, industrial and agricultural loans. The Bank had no foreign loans in its portfolio at December 31, 1998 or 1997.

        Real estate loans decreased to $134,976,067 at year-end 1998, $3,713,168 below the level at year-end 1997. The decline was centered in family residential and construction loans, partly offset by an increase in commercial property loans. Commercial, industrial and agricultural loans ended 1998 at $78,086,477, an increase of $7,129,983 from December 31, 1997. Consumer loans, which consist of loans to individuals for household, family and other personal expenditures, were $9,210,138 at year-end 1998, an increase of $1,597,524 from the level reported for the same date a year earlier. At December 31, 1998, direct financing leases and other loans totaled $1,219,220 and $354,604, respectively, compared to $1,307,313 and $452,692 at December 31, 1997.

Loan Concentrations

        The Bank has no significant concentrations of credit risk with any individual party; however, the Bank's lending is concentrated on the island of Oahu. As a result, the risk inherent in the portfolio is closely tied to economic conditions in Hawaii and the local real estate market.

        At December 31, 1998, real estate loans totaled $134,976,067, accounting for 60.3% of the loan and lease portfolio. Included in this category are family residential, construction and commercial property loans which at year-end 1998 amounted to $101,662,454; $1,044,165; and $32,269,448, respectively. While low mortgage rates combined with lower prices have made housing in Hawaii more affordable than it has been in years, residential real estate values, in general, are expected to remain soft until confidence levels in the local economy improve. In the commercial area, lease rents are expected to remain under pressure due to relatively high vacancies. Accordingly, commercial property values could continue to erode in 1999.

Risk Elements and Other Real Estate Owned

        Noncurrent loans and leases consist of loans and leases that are past due for 90 days or more and still accruing interest, and loans and leases that have ceased to accrue interest ("nonaccrual loans and leases"). At December 31, 1998, noncurrent loans and leases were $4,111,000, representing 1.8% of loans and leases outstanding, compared to $4,206,000, or 1.9%, at December 31, 1997. Of these amounts, approximately 10% was past due for 90 days or more and the balance was on nonaccrual. Most of the credits in the noncurrent category are collateralized by real estate. When a loan reaches this stage, the Bank's practice is to obtain a current evaluation or appraisal of the collateral. There were no restructured loans or leases as of December 31, 1998 or 1997.

        Generally, at the time a loan is placed on nonaccrual, it is considered impaired. In evaluating loans for impairment or placement on nonaccrual, the Bank applies its normal loan review procedures. Among other things, this analysis includes reviewing: (1) the loan's payment history as compared to the contractual terms of the note or credit agreement; (2) the financial condition of the borrower, including an assessment of the prospects for repayment of the loan; (3) a reevaluation or reappraisal of the underlying collateral; (4) the loan's current risk rating; and (5) the credit file and loan documents. Loans with an insignificant delay or shortfall in the amount of payments are not considered impaired. Examples of insignificant delays or shortfalls may include, depending upon the specific facts and circumstances, those that are associated with a temporary stoppage in operations due to equipment failure or a natural disaster, or due to tight cash flows during the off-peak season of a business. Recurring shortfalls or delays in payments and/or extended delinquency periods may provide evidence that a delay or shortfall is significant. In these circumstances, the loan is reviewed for impairment. Loans collectively evaluated for impairment by the Bank include smaller balance commercial loans, real estate loans and consumer loans which are not included in total impaired loans. The Bank considers a loan to have a "small balance" when the outstanding principal balance is $50,000 or less. For information on the Bank's accounting policies for nonaccrual and impaired loans, including income recognition and charge-offs, and the required financial statement disclosures, please refer to Notes 1 and 5 to the Consolidated Financial Statements.

        OREO, which is included in other assets, is generally composed of properties acquired through foreclosure proceedings in settlement of debts previously contracted. These assets are recorded at the lower of cost or fair market value based on current appraisals less estimated selling costs. Any excess of the carrying amount of the loan over the fair market value of the assets, net of estimated disposal costs, is charged against the allowance for loan and lease losses at the time of transfer. Subsequent to transfer, any losses on disposition or writedowns as a result of declines in the market value of specific properties are recorded as a charge to other expenses, which reduces current earnings. During 1998, a periodic re-evaluation of certain OREO properties indicated lower values due to a weak local economy which has depressed real estate prices statewide. Accordingly, the Bank reduced its carrying values for those assets with a charge to other expenses of $334,000 that directly impacted current earnings. Comparatively, in 1997, the OREO balance was written down by $138,000. At December 31, 1998, OREO totaled $976,000 or 0.31% of total assets, compared to $1,668,000, or 0.56% of total assets, at December 31, 1997. The portfolio consisted at year-end of two commercial properties on the island of Hawaii and a residential condominium on Oahu.

        The following table presents information on noncurrent loans and leases, restructured loans and leases and OREO at December 31 for the years indicated:

                                     1998           1997           1996           1995           1994
--------------------------------------------------------------------------------------------------------
Noncurrent loans and leases
 Past due 90 days or more         $  405,000     $  424,000     $  212,000     $  414,000     $2,241,000
 Nonaccrual                        3,706,000      3,782,000      3,180,000      6,206,000      1,326,000
                                  ----------     ----------     ----------     ----------     ----------
    Total                         $4,111,000     $4,206,000     $3,392,000     $6,620,000     $3,567,000
                                  ==========     ==========     ==========     ==========     ==========

Restructured loans and leases     $       --     $       --     $       --     $       --     $       --
                                  ----------     ----------     ----------     ----------     ----------

OREO                              $  976,000     $1,668,000     $1,219,000     $1,162,000     $  938,000
                                  ==========     ==========     ==========     ==========     ==========

Note:  Impaired loans are included in nonaccrual loans and leases.

Potential Problem Loans

        The Bank has an internal grading and review system for the purpose of identifying risk and controlling potential problem credits, and to provide essential information to determine the adequacy of the allowance for loan and lease losses. Loans and leases are risk graded on an ongoing basis by the responsible lending officer. This grade is subsequently confirmed by an independent Loan Review Department, which publishes a monthly report listing the credits graded, their potential weaknesses and the reasons for the assigned grades. These reports are reviewed by management and a committee of the Board of Directors and a response to any comments by the Loan Reviewer is required from the lending officer.

        In 1998, the Bank began risk grading new credits as well as existing ones for Year 2000 readiness. The results of these assessments will be incorporated into future evaluations of the allowance for loan and lease losses.

Provision and Allowance for Loan and Lease Losses

        The provision for loan and lease losses is based upon management's evaluation as to the adequacy of the allowance for loan and leases losses ("allowance" or "reserve") to absorb estimated credit losses inherent in the portfolio. In appraising the adequacy of the allowance, management follows a systematic and consistent procedure to maintain it at a level to cover losses that are probable and estimable as of the date of the evaluation.

        The analytical process for reviewing and documenting the adequacy of the allowance begins with an individual examination of impaired loans that exceed a certain threshold. Each nonaccrual loan that is over $50,000 is removed from the portfolio and a specific allocation, if appropriate, is made based on existing facts, conditions, and collateral values. After providing an allocation for specifically identified loans, the remainder of the portfolio is then stratified by risk grade. When this process has been completed, a loss factor is applied to each of the totals for the 3 highest risk classifications to determine the respective allocation. In developing the loss rates for these 3 risk groups, the Bank takes into account various factors, including guidelines issued by the federal banking agencies and the results of a migration analysis for a population of adversely graded loans. The last step in the allowance process consists of analyzing and providing for loans which are currently performing and not adversely graded. These credits are segmented into loan pools which correspond to the same categories used for financial and regulatory reporting purposes. The amounts allocated for these general loan categories are based upon the Bank's historical loss experience, adjusted for current trends and conditions. Factors considered in refining these loss rates include: the level of, and trends in, delinquencies and nonaccruals, changes in the nature and volume of the portfolio, concentrations of credit, and current and prospective economic conditions.

        During 1998, the Bank provided $1,185,000 for loan and lease losses, compared to $720,000 and $810,000 in 1997 and 1996, respectively. The substantial provisions taken in 1998 and 1996 were primarily due to the higher losses incurred during those years. Gross charge-offs for 1998, 1997 and 1996 were $1,139,709, $769,141 and $1,531,106, respectively. Of these losses, 53% was attributable to five commercials loans in 1998, 49% was attributable to three commercial loans in 1997, and 63% to two commercial loans in 1996. Recoveries totaled $52,541 in 1998, $179,522 in 1997, and $692,107 in 1996. In 1996, a
nonaccrual loan was repaid, generating net proceeds of $545,000 which were credited to the allowance for loan and lease losses as a recovery of an amount previously charged off in 1995. Net charge offs increased to $1,087,168 in 1998, compared to $589,619 in 1997 and $838,999 in 1996. The ratio of net charge offs to average loans and leases for those years were 0.49%, 0.28%, and 0.40% respectively.

        At December 31, 1998, the allowance for loan and lease losses stood at $3,295,647, representing 1.47% of total loans and leases outstanding, compared to $3,197,815 or 1.46%, at year-end 1997. As of the same date, the reserve provided coverage of 80.2% of noncurrent loans and leases versus 76.0% at December 31, 1997. The majority of the credits in the noncurrent category are collateralized by real estate. Given the negative outlook for Hawaii's economy, the Bank anticipates increasing the provision for loan and lease losses in the first quarter of 1999 by an additional $30,000 over the first quarter of 1998. The appropriateness of continuing such an increase will be re-evaluated at least quarterly.

Deposits

        Deposits traditionally have been the principal source of HNB's funds for use in lending, meeting liquidity requirements and making investments. The maintenance of a stable and low cost deposit base is, therefore, an important factor in the Bank's asset and liability management plan and essential to the achievement of its profit goals. The Bank's strategy for attracting new deposits and retaining its current base focuses on achieving customer satisfaction and building long-term relationships. The Bank offers a variety of deposit products which are marketed to residents of Hawaii. No deposits are placed by or through a broker. At December 31, 1998, total deposits were $275,901,399, representing an increase of $17,180,594 or 6.6% from total deposits of $258,720,805 at December 31, 1997.

        The following table presents the distribution of the Bank's deposit accounts at December 31 for the years indicated.


                                         1998                        1997                       1996
                               ----------------------      ----------------------      ----------------------
                                  Amount          %           Amount          %           Amount          %
-------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand     $ 72,495,436      26.3%     $ 69,463,341      26.9%     $ 59,989,127      22.7%
Interest-bearing demand          28,144,040      10.2        27,907,474      10.8        28,144,031      10.6
Savings                          94,006,430      34.1        91,167,206      35.2       110,032,161      41.6
Time                             81,255,493      29.4        70,182,784      27.1        66,429,061      25.1
                               ------------     -----      ------------     -----      ------------     -----
   Total deposits              $275,901,399     100.0%     $258,720,805     100.0%     $264,594,380     100.0%
                               ============     =====      ============     =====      ============     =====


        Noninterest-bearing demand deposits ended 1998 at $3,032,095 above the balance reported at year-end 1997. The growth in these deposits are important to the Bank because they represent an interest-free source of funds which enhances net interest margin. Interest-bearing demand deposits at year-end 1998 were essentially unchanged, compared to the same date in 1997. In recent years, as consumers have grown more knowledgeable about financial matters, they have tended to use these accounts primarily for current transaction purposes. Generally, excess funds not needed in the immediate future are transferred to higher yielding deposit accounts or invested in other financial instruments. Savings deposits increased by $2,839,224 and time deposits grew by $11,072,709 over year-end 1997 levels. During 1998, customers continued to shift their funds from savings to time deposits to take advantage of higher rates. The average rates paid on savings and time deposits during the year were 2.59% and 4.86%, respectively. Since December 31, 1996, time deposits, as a percentage of total deposits, have grown from 25.1% to 29.4% at December 31, 1998. Meanwhile, over the same period, savings deposits have declined from 41.6% to 34.1%. In the absence of other mitigating factors, this change in the deposit mix raises the cost of deposits to the Bank. Included in time deposits are certificates of deposits ("CD") purchased by the State of Hawaii, its counties and other government agencies. Historically, these CDs have been a stable source of funds for the Bank and are considered to be core deposits. At December 31, 1998, 1997 and 1996, public time deposits totaled $35,415,000, $32,001,000, and $32,192,000, respectively, representing 12.8%, 12.4% and 12.2% of the Bank's total deposits.

Liquidity Management

        The objective of liquidity management is to provide sufficient cash flows at a reasonable cost to accommodate fluctuations in deposit levels, fund operations, provide for customers' credit needs, and meet obligations and commitments on a timely basis. The Bank relies on both assets and liabilities to satisfy its liquidity requirements.

        The principal sources of asset-based liquidity for the Bank are cash and cash equivalents. At December 31, 1998, these resources totaled $32,400,184 or 10.4% of total assets, compared to $22,628,962 or 7.6% at December 31, 1997. The improvement was attributable to an increase in federal funds sold. In order to generate additional liquidity and reduce interest rate risk, the Bank's current strategy is to sell its fixed-rate mortgage loan originations in the secondary market to government instrumentalities like the Federal Home Loan Mortgage Company and the Federal National Mortgage Association.

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

        In recent years, one of the most important consumer trends has been the migration of household financial assets out of deposits and into direct investment vehicles, such as mutual funds. As a result, federal funds purchased and FHLB advances are anticipated to become a more significant source of funds for the Bank in the future. While borrowings are a reliable source of funds from a liquidity standpoint, they have a higher cost than deposits which puts downward pressure on net interest income. The Bank has a diverse funding base which includes federal funds lines with other banks, the discount facilities of the Federal Reserve, and advances from the FHLB. The line of credit with the FHLB is equal to 15% of total assets, including a cash management agreement line of 5%. In addition, the Bank can utilize the FHLB's Community Investment Program ("CIP") to finance affordable housing projects and commercial loans at rates 10 to 20 basis points below posted FHLB rates for comparable maturities. Advances under the CIP program are not counted under the Bank's committed line; however, there is a $10,000,000 per year cap on new advances, which is subject to waiver by the FHLB. The Bank had one advance outstanding under this program for $5,300,000 at December 31, 1998, which matures in April 1999. Comparatively, at year-end 1997, drawings under federal funds lines and advances from the FHLB aggregated $8,000,000.

        Operating activities provided net cash of $887,787 in 1998, $304,769 in 1997 and $2,214,134 in 1996. The increase in 1998 was primarily due to higher interest and fees received, partly offset by increased outlays to suppliers and employees. Net cash used in investing activities declined to $4,706,343 in 1998 from $13,128,310 in 1997 due to higher proceeds from loan sales and maturing investment securities held-to-maturity, partly offset by higher capital expenditures arising largely from the upgrade of the computer system. Comparatively, in 1996, lower loan originations, net of principal repayments, and higher proceeds from loan sales contributed significantly to the net cash provided by investing activities of $2,880,677. Financing activities provided net cash of $13,589,778 in 1998 due primarily to a net increase in deposits, partly offset by a net decrease in federal funds purchased. In 1997, a large savings withdrawal, which was anticipated by the Bank and related to a customer's real estate investment, reduced net cash provided by financing activities to $2,175,803. Net cash used in financing activities was $4,476,820 in 1996 due primarily to a net decrease in deposits.

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

        The Bank has an Asset and Liability Management Committee, which is responsible for managing the Bank's interest rate risk exposure. The objective of the Committee is to reduce the vulnerability of net interest income, the major source of the Bank's earnings, to interest rate fluctuations. This is accomplished by striving to match maturity and repricing dates of assets and liabilities. Substantially all of the Bank's financial instruments (i.e., investment securities, loans and leases, deposits, borrowings, etc.) are entered into for purposes other than trading. No derivative financial instruments such as futures, options or interest rate swaps are used for hedging or speculative purposes.

        The Bank uses a simulation model to measure the projected increase or decrease in net interest income that may result from possible changes in interest rates. The model covers all of the Bank's financial instruments and allows the Bank to analyze the effects of embedded options by varying the interest rate scenarios, prepayment rates on loans, runoff rates for deposits, and other variables.

        Most financial instruments, including those applicable to HNB, are generally priced, directly or indirectly, in relation to the U.S. Treasury yield curve which, by definition, represents the risk-free rate. If U.S. Treasury rates declined instantaneously by 10% at December 31, 1998, and remained at those levels, the Bank's net interest income for the year would decrease by 0.34% from the base or flat-rate scenario, while a 10% increase in U.S. Treasury rates would result in a 1.14% rise in net interest income from the base case. Comparatively, as of the identical date in 1997, a 10% decline in U.S. Treasury rates would have resulted in a 0.06% decrease in net interest income, while an increase of the same magnitude would have resulted in a 0.70% increase in net interest income.

        The results of these projections are highly dependent upon two key assumptions: loan prepayment rates and the rate-sensitivity of nonmaturity deposits, such as interest-bearing demand and savings accounts. The prepayment assumptions for these analyses were obtained from Bloomberg, the FHLB and the Office of Thrift Supervision. The repricing assumptions for nonmaturity deposits were based upon the Bank's historical experience and consistent with industry trends. Other key assumptions include: (1) the Bank maintains its present size;
(2) all maturing assets and liabilities are reinvested back into the same instruments with the same maturities; (3) spread relations remain constant; and
(4) there are no changes in management's strategy. Finally, in interpreting these results, it is important to note that they exclude, among other things, the effects of competition, which have, and will continue to have, a significant impact on the Bank's net interest income.

Pension Plan

        The Company has a noncontributory defined benefit pension plan covering substantially all employees. Pension benefits are based upon specified percentages of employee compensation accumulated during each year of service. Net periodic pension cost for 1998, 1997 and 1996 was $359,928, $293,650 and $263,472, respectively.

        The calculation of the amount that the Company must contribute to its pension plan is actuarially determined. The amount depends on the ages of the employees, their life expectancy, their expected retirement age, the income expected to be earned by the pension fund and many other factors. The Company's policy is to contribute annually an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974 plus additional amounts which may be approved by the Company. The assets of the pension fund are managed by a trustee in accordance with investment guidelines established by the Company's Pension Committee. Investments generally consist of marketable securities such as U.S. Treasury obligations, certificates of deposit and money market funds.

        At December 31, 1998, the benefit obligation for services rendered was $6,658,629, which exceeded the fair value of plan assets of $4,963,867 by $1,694,762. In order to record the resulting liability, an intangible asset of $241,619 was recognized and an additional minimum pension liability adjustment of $600,000, net of tax of $380,000, was reported in other comprehensive loss as a reduction to shareholders' equity. The weighted average discount rate assumption was 6.50%, 7%, and 7.25% for 1998, 1997 and 1996. The expected rate of return on plan assets was 7.50% and the assumed rate of increase in future compensation levels was 5% for all 3 years.

Shareholders' Equity and Capital Resources

        Management believes that a strong capital position serves three basic purposes: (1) it inspires public confidence; (2) provides a safety cushion against unforeseen operating losses; and (3) establishes a solid foundation for future growth.

        At December 31, 1998 and 1997, shareholders' equity totaled $27,289,319 and $28,341,813, respectively. The decline in equity reflected the 1998 net loss and an additional minimum pension liability adjustment of $600,000. During the first quarter of 1998 and 1997, the Company paid cash dividends of $106,650 on its common stock. The Company does not anticipate paying a dividend in 1999. Book value per share was $38.38 at December 31, 1998, $39.86 at December 31, 1997 and $39.10 at December 31, 1996.

        The Company is subject to risk-based capital guidelines which are used by bank regulatory agencies to evaluate capital adequacy. Under this system, assets and off-balance sheet items are assigned to one of four risk-weight categories to calculate a risk-weighted asset base. The rules require a minimum Tier 1 capital ratio of 4.0% of risk-weighted assets and a minimum total capital ratio of 8.0% of risk-weighted assets. Tier 1 capital generally consists of common shareholders' equity less goodwill, while total capital includes in addition to Tier 1 capital, the allowance for loan and lease losses, subject to certain limitations, and subordinated debt. In addition to the risk-based capital ratios, the banking regulators have established a minimum leverage ratio of Tier 1 capital to average quarterly total assets of 3.0%. In order to be considered well-capitalized by the bank regulatory agencies, an institution must have at minimum a 5.0% leverage ratio, a Tier 1 risk-based capital ratio of 6.0% and a total capital ratio of 10.0%. At December 31, 1998, the Company's Tier 1 and total capital ratios were 12.4% and 13.7%, respectively, compared to 13.5% and 14.8% at December 31, 1997. At year-end 1998 and 1997, the Company's leverage ratio was 9.0% and 9.9%, respectively.

        In evaluating the Company's capital position, management considers the present and anticipated needs of Bancshares and HNB, current and projected market conditions, interest rate risk exposure, bank regulatory requirements, and other relevant factors. Management believes that capital continues to be adequate to meet the present needs of both Bancshares and HNB. In planning for the future, management conducts periodic evaluations as to the overall adequacy of capital, and the need and desirability of raising capital is reviewed. The current strategy is to generate capital through retention of earnings. Should asset growth exceed earnings retention, several alternatives for raising capital are available. Bancshares could sell additional stock, as it did in 1991 with a $2,950,000 private placement, or issue new debt and downstream the proceeds as capital to the Bank. Bancshares may also borrow up to 30% of its capital without prior approval of the Federal Reserve System. Based on year-end 1998 figures, this would amount to $8,186,796.

Effects of New Accounting Standards

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in fiscal 1998. The effect of this SFAS, which established standards for reporting and display of comprehensive income and its components in the financial statements, are reflected in the Company's Statement of Changes in Shareholders' Equity.

        In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was effective for fiscal 1998. SFAS No. 131 required that information be provided about the different types of business activities in which an enterprise engages and the different economic environments in which it operates. This SFAS did not affect the Company's disclosures as the Company does not have separate operating segments, as defined in the SFAS, nor does it operate in multiple geographic locations. Information about the Company's revenues are presented in the Statement of Operations.

        The Company also adopted SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," in fiscal 1998 which revised and standardized the pension plan disclosure, but did not change the measurement of pension expense.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 1999. The SFAS establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. The adoption of this SFAS is not expected to have a material impact on the Company's consolidated financial statements.

        In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which is effective for the first quarter beginning after December 15, 1998. This Statement amends SFAS No. 65, "Accounting for Certain Mortgage-Backed Securities," to require that after an entity that is engaged in mortgage-banking activities has securitized mortgage loans that are held for sale, it must classify the resulting mortgage-backed securities or other retained interests based upon its ability and intent to sell or hold those investments. Since the Company has not securitized mortgage loans held for sale, the adoption of this SFAS is not expected to have a material impact on the consolidated financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The required information for this section is contained in the section on "Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements, notes, and supplementary data thereto called for by this item and the report of independent certified public accountants are provided in item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                                                                    Shares of
                                                                   Bancshares'
Name and Age of Nominee,                             Year First   Common Stock
Principal Occupation                                   Elected    Beneficially      Percent
 During Past Five Years                              Director of      Owned           of
and Family Relationship                              Bancshares   as of 1/31/99      Class
----------------------------------------------------------------------------------------------
K. J. Luke, 84,                                          1986       37,201(1)         5.2%
Chairman of the Board of Bancshares;
Chief Executive Officer of Bancshares
until December 1998; Chairman of
the Board of HNB; Father of
Warren K. K. Luke.

Warren K. K. Luke, 54,                                   1986      291,286(2)       41.0%
Chief Executive Officer of Bancshares
since December 1998; President and
Director of Bancshares; Vice Chairman,
President and Chief Executive
Officer of HNB; Son of K. J. Luke.

Gordon J. Mau, 52,                                       1990       66,184(3)       9.3%
Secretary and Director of
Bancshares; Assistant Secretary
and Director of HNB; Attorney-
at-Law; Brother-in-law of Warren
K. K. Luke.

Tan Tek Lum, 63,                                         1993       52,580(4)       7.4%
Director, Executive Vice
President and Assistant
Secretary, Lum Yip Kee, Ltd.
(Real Estate Investments);
Brother-in-law of Carolyn
Luke, wife of Warren K. K. Luke.

Arthur S. K. Fong, 74,                                   1993          318(5)         *
Partner, Fong & Fong, Attorneys
at Law

*Indicates less than 1% ownership

(1) Includes 368 shares held by Mr. Luke's wife, Beatrice S. Y. Luke, as trustee of the Beatrice Lum Luke Trust dated 5/26/83, over which Mr. Luke exercises no voting or investment power. Also includes ownership of: (a) 5 shares owned by K.J.L., Inc. by virtue of Mr. Luke's ownership of 40.57% of that company's total voting stock; and (b) 35,520 shares owned by K.J.L. Associates by virtue of Mr. Luke's status as a general partner, over which Mr.
Luke shares voting and investment power.

(2) Includes 13,089 shares owned by Mr. Luke's wife, Carolyn Luke, over which Mr. Luke exercises no voting or investment power; 33,889 shares owned by two of Mr. and Mrs. Luke's children who reside with them; 63,791 shares held by Mr. Luke as trustee for his nephews and nieces, over which he exercises sole voting and investment power; and 98,025 shares held by Mr. Luke as trustee for his sisters, over which he shares voting and investment power. Also includes ownership of: (a) 5 shares owned by K.J.L., Inc. by virtue of Mr. Luke's status as a principal shareholder, director and executive officer; and (b) 35,520 shares owned by K.J.L. Associates by virtue of Mr. Luke's status as a principal shareholder, director and executive officer of K.J.L., Inc., the corporate general partner.

(3) Includes 28,058 shares held by Mrs. Mau as trustee of the Sharlene Kam Sun Luke Mau Trust dated 12/13/93, over which Mr. Mau exercises no voting or investment power; 3,235 shares held by Mr. and Mrs. Mau, as trustees for one of their children, over which Mr. Mau shares voting and investment power; 1,020 shares held in trust for one of Mr. and Mrs. Mau's children, of which Mr. Mau has sole voting and investment power over 381 shares, and Mrs. Mau has sole voting and investment power over 639 shares; and 19,670 shares owned by one of Mr. and Mrs. Mau's children who is economically dependent upon them.

(4) Includes 47,820 shares held by Mr. Lum as trustee of separate trusts established for the benefit of Warren K. K. Luke, Loretta H. W. Yajima, Sharlene
K. S. Mau and Janice M. T. Loo, over which Mr. Lum shares voting and investment power; and 4,560 shares held by Mr. Lum as trustee for separate trusts established for the benefit of the children of Warren K. K. Luke, over which Mr. Lum shares voting and investment power.

(5) Includes 224 shares owned jointly by Mr. Fong and his wife, Victoria C. Fong, over which Mr. Fong shares voting and investment power.

SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth information as of January 31, 1999 with respect to named executive officers who are not directors.

NAMED EXECUTIVE OFFICERS

                                                         Shares of Bancshares'     % of Class
                                                              Common Stock        Beneficially
Name and Age              Position                         Beneficially Owned         Owned
------------------------- ----------------------------- ------------------------- --------------
Ernest T. Murata, 65      Vice President, Treasurer,              400                   *
                          Assistant Secretary and
                          Chief Financial Officer of
                          Bancshares; Senior
                          Executive Vice President,
                          Cashier, Secretary and
                          Chief Financial Officer of
                          HNB

Denis C.H. Kam, 63        Executive Vice President                  2                   *
                          and Senior Loan
                          Administrator of HNB; prior
                          to 1997, served as Senior
                          Vice President in various
                          administrative and
                          managerial capacities at
                          Bank of Hawaii

All directors and executive officers
as a group (7 persons)                                        459,030                 64.6%

*       Denotes ownership of less than 1%

COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS

        Section 16(a) of the Securities Exchange Act of 1934, as amended, ("Section 16(a)") requires that all executive officers and directors of Bancshares and HNB and all persons who beneficially own more than 10% of Bancshares' common stock file reports with the SEC with respect to beneficial ownership of Bancshares' securities. Bancshares has adopted procedures to assist its directors and executive officers in complying with the Section 16(a) filings.

        Based solely upon Bancshares' review of the copies of the filings which it received with respect to the fiscal year ended December 31, 1998, or written representations from certain reporting persons, Bancshares believes that all reporting persons made all filings required by Section 16(a) on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION

OVERVIEW

        The following information regarding executive compensation is provided consistent with the SEC's disclosure requirements. These requirements are intended to provide shareholders with a clear and concise view of the compensation paid to executive officers and directors, and an understanding of the directors' reasoning in making compensation decisions.

SUMMARY COMPENSATION TABLE

        The following table summarizes the compensation paid or accrued by HNB during the years ended December 31, 1998, 1997 and 1996 for the chief executive officer and each other executive officer whose aggregate cash compensation exceeded $100,000.

                                                Annual Compensation
                                        ----------------------------------
       Name and                                                                   Other Annual
  Principal Position                    Year        Salary (1)       Bonus       Compensation (2)
-------------------------------------------------------------------------------------------------
K. J. Luke                              1998        $124,685        $     --        $     --
Chairman of the Board of                1997        $156,393        $  1,529        $     --
Bancshares; Chief Executive             1996        $156,726        $  1,525        $     --
Officer of Bancshares until
December 1998; Chairman
of the Board of HNB.

Warren K. K. Luke                       1998        $243,941        $     --        $  3,300
Chief Executive Officer of              1997        $232,727        $  2,283        $  3,300
Bancshares since December               1996        $232,881        $  2,276        $  3,300
1998; President and Director
of Bancshares; Vice Chairman,
President and Chief Executive
Officer of HNB.

Ernest T. Murata                        1998        $183,352 (3)    $     --        $  7,540
Vice President, Treasurer,              1997        $170,787 (3)    $  1,615        $  7,540
Assistant Secretary  and Chief          1996        $169,507 (3)    $  1,538        $  6,018
Financial Officer of Bancshares;
Senior Executive Vice President,
Cashier, Secretary and Chief
Financial Officer of HNB.

Denis C.H. Kam                          1998        $104,500        $     --        $     --
Executive Vice President and            1997        $ 83,333        $    833        $     --
Senior Loan Administrator of
HNB since March 1997.

Notes:

(1) Includes directors and committee fees for 1998, 1997 and 1996 of $2,450, $3,450 and $4,200 for K.J. Luke, respectively, and $4,450, $4,450 and $4,200, respectively, for Warren K. K. Luke.

(2) Other annual compensation consists of personal use of automobiles and direct reimbursements. All of the amounts listed for Warren K. K. Luke in the table above are for direct reimbursements. For Ernest T. Murata, personal use of automobiles was $5,052, $5,052 and $4,032 for 1998, 1997 and 1996, respectively. During the same years, direct reimbursements paid to him were $2,488, $2,488 and $1,986, respectively.

(3) Includes an adjustment in vacation benefits in 1998, 1997 and 1996 of $14,039, $9,316 and $15,410, respectively, for Ernest T. Murata.

        Bancshares and HNB have not granted any options or other forms of long-term incentive awards and, consequently, no such options or awards are outstanding.

PENSION PLAN

        HNB has a noncontributory pension plan. As of December 31, 1998, HNB's Employees' Retirement Plan had 254 participating employees in the Plan. The Plan is funded annually. HNB's policy is to fund pension costs using an actuarial basis, which includes past service and current cost. As such, it cannot determine the actual contributions allocated to each of the above-listed individuals. Under this Plan, employees are required to complete one full year of service before being eligible to be a member of the Plan. In order to be fully vested, a participant must complete five years of service with HNB. Benefits become effective upon an employee's retirement at the normal retirement age of 65 years. The Plan also offers employees various options with respect to the manner of receiving retirement benefits. Under specific circumstances, employees who have attained certain ages and lengths of service may retire early at reduced benefits. In 1998 HNB's contribution to the Retirement Plan represented 7.85% of the total remuneration paid to the Plan's participants.

                            ESTIMATED ANNUAL PENSION
                                PAYABLE AT AGE 65

                                                Years of Service with HNB
                                                -------------------------
  Average
Salary Per Year            10              15              20              25              30
---------------         --------        --------        --------        --------        --------
$300,000                $ 29,238        $ 47,858        $ 68,246        $ 88,635        $109,023
 250,000                  29,238          47,858          68,246          88,635         109,023
 200,000                  26,550          42,303          59,555          76,808          94,060
 150,000                  22,500          34,253          47,130          60,008          72,885
 100,000                  15,000          22,753          31,255          39,758          48,260

        The above table shows the estimated annual retirement benefit payable on a straight-life annuity basis to participating employees, including the named executive officers, for the average annual salary and years of service classification indicated. The benefits indicated in the table are not subject to Social Security deductions or other offset amounts. Under the Plan, covered compensation consists solely of salary and excludes overtime and bonuses. Please refer to the "Summary Compensation Table" for a 3-year history of the salaries paid or accrued by HNB for Messrs. K. J. Luke, Warren K. K. Luke and Ernest T. Murata.

        As of December 31, 1998, the credited years of service under the Plan for Messrs. Warren K. K. Luke and Ernest T. Murata were 26 and 36 years, respectively. K. J. Luke, who has 38 years of credited service, is presently receiving annual payments of $24,204 under the Plan.

        HNB has established a nonqualified and unfunded supplemental executive retirement plan ("SERP"). The SERP is intended to supplement payments due to participants upon retirement under HNB's existing pension plan. The SERP provides for a payment of up to 70% of the participant's average earnings over a specified three year period. This amount is reduced by amounts payable to the participant under HNB's pension plan and social security benefits. The amount may be further reduced in the event of early retirement prior to age 68. Presently, Mr. Ernest T. Murata is the only participant in the SERP.

COMPENSATION COMMITTEE REPORT

        The Compensation Committee administers the compensation program for executive officers of Bancshares and HNB. The objective of the program is to attract and retain qualified executives and to reward them for their achievements and contributions to Bancshares and HNB.

        The Committee believes that the optimal compensation plan should motivate executives to look ahead to the future, as opposed to focusing on short-term performance. In keeping with this philosophy, HNB's compensation packages encourage teamwork, qualitative contributions, and long range planning. While bonuses are linked to achievements, base compensation is structured to provide executive officers with salaries that are competitive with those paid by other banks in Hawaii, taking into account differences in asset size, financial condition, and other relevant factors. Since Bancshares' stock is inactively traded and the company's strategy is to generate capital through retention of earnings, return on shareholders' equity and the current year's results are not significant factors in establishing salaries or bonuses; however, they are considered.

        K.J. Luke is the Chairman of the Board of Bancshares, its Chief Executive Officer until December 1998 and the founder and Chairman of the Board of HNB. He has guided HNB for 38 years, from its beginnings as a one-bank office on King and Smith Streets to the present day, as a full service bank with 14 branch locations. His wisdom and knowledge of banks and banking is invaluable. Warren K. K. Luke is the Chief Executive Officer (since December 1998), President and Director of Bancshares and Vice Chairman of the Board, President and Chief Executive Officer of HNB. He manages the day-to-day operations of Bancshares and

HNB and leads both companies in strategic planning. Warren K. K. Luke has significantly enhanced HNB's visibility in the community through his participation in numerous civic, nonprofit, and professional activities, on both a local and national level.

        In determining Messrs. K. J. Luke's and Warren K. K. Luke's base compensation for 1998, the Committee considered the above factors. It also utilized a survey of salaries paid to CEOs of banks in Hawaii with assets ranging between $770 million and $12.5 billion. The salaries paid to Messrs. K.
J. Luke and Warren K. K. Luke in 1998 were consistent with HNB's ranking in the survey in terms of asset size. Except for HNB, none of the banks included in this study were represented in the Unlisted Independent Bank Proxy used in the performance graph to compare cumulative total return.

        No incentive-driven compensation, such as stock options, stock appreciation rights, restricted stock awards, or other types of payments were awarded in 1998.

Compensation Committee
Arthur S. K. Fong, Chairman
Lawrence Kunihisa
Tan Tek Lum

PERFORMANCE GRAPH

        Bancshares' common stock is not actively traded and is not listed on any exchange. While a comparison with a broad market index composed of actively traded stocks may not be meaningful, the SEC requires that such information be provided to shareholders. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on Bancshares' common stock against the cumulative total return of the NASDAQ Index, and an index of unlisted independent western banks for a period of five years commencing on December 31, 1993 and ending on December 31, 1998.

                Comparison of Five Year Cumulative Total Return*
              Among Hawaii National Bancshares, Inc., NASDAQ Index
                   and an index of Unlisted Independent Banks

--------------------------------------------------------------------------------------------
                                   1993     1994      1995      1996      1997      1998
--------------------------------------------------------------------------------------------
Bancshares                        100.00   141.63    141.83    156.84    175.38    203.87
--------------------------------------------------------------------------------------------
NASDAQ Index                      100.00    97.75    138.26    170.01    208.58    293.21
--------------------------------------------------------------------------------------------
Unlisted Independent Bank Proxy   100.00    97.86    122.05    165.08    282.88    298.36
--------------------------------------------------------------------------------------------

*Assumes $100.00 invested on December 31, 1993 in Bancshares' stock, NASDAQ Market Index and an Unlisted Independent Bank Proxy originally compiled by Montgomery Securities and consisting of TriCo Bancshares, Exchange Bank, Mid-State Bank, Santa Barbara Bancorp, and Hawaii National Bancshares, Inc. Total return assumes reinvestment of dividends.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee is a subcommittee of the Executive Committee of the Board of Directors. The Committee consists of three independent, outside directors: Messrs. Arthur S. K. Fong, Lawrence Kunihisa, and Tan Tek Lum. None of these individuals is or has been employed as an officer of Bancshares or HNB. Tan Tek Lum is the brother-in-law of Carolyn Luke, the wife of Warren K. K. Luke. While K. J. Luke and Warren K. K. Luke are members of the Executive Committee, they are not members of the Compensation Committee. Neither of these individuals are involved in matters relating to their own or each others' compensation.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

        In accordance with applicable SEC rules, the following table sets forth those persons who owned beneficially, directly or indirectly, more than five percent of the issued and outstanding shares of Bancshares' stock as of January 31, 1999. Such rules require not only the disclosure of shares over which an individual holds sole voting and investment power, but also shares over which such individual shares voting and investment power. As a consequence, and as indicated in the footnotes below, in many instances this results in duplication in the numbers and percentages reported in the table. In the aggregate, members of the Luke family and their affiliates beneficially owned approximately 88% of the issued and outstanding shares of Bancshares' stock as of January 31, 1999. Bancshares knows of no other persons who, as of January 31, 1999, owned beneficially, directly or indirectly, more than five percent of Bancshares' outstanding voting securities and knows of no voting trust, pledge, or other similar agreement affecting any of Bancshares' outstanding voting securities.

                                                                              % of
                     Relationship                                             Class
                      with Banc-                Record     Beneficially   Beneficially
Name                 shares or HNB             Ownership       Owned          Owned
----------------------------------------------------------------------------------------------
K. J. Luke           Chief Executive            1,308        37,201(1)        5.2%
                     Officer until
                     December 1998
                     and Chairman of
                     the Board of
                     Bancshares;
                     Chairman of the
                     Board of HNB

Warren K. K. Luke    Chief Executive           46,967       291,286(2)       41.0%
                     Officer since
                     December 1998
                     and President and
                     Director of
                     Bancshares;
                     Vice Chairman,
                     President and
                     Chief Executive
                     Officer of HNB

Loretta H. W.        Principal                 30,792        88,210(3)       12.4%
 Yajima              Shareholder,
                     daughter of K. J.
                     Luke and sister
                     of Warren K. K.
                     Luke

Gordon J. Mau        Secretary and             14,201        66,184(4)        9.3%
                     Director of
                     Bancshares;
                     Assistant
                     Secretary and
                     Director of HNB

Sharlene K. S.       Principal                 28,058        98,859(5)       13.9%
 Mau                 Shareholder,
                     daughter of K. J.
                     Luke and sister
                     of Warren K. K.
                     Luke

Janice M. T. Loo     Principal                 48,292        81,401(6)        11.4%
                     Shareholder,
                     daughter of K. J.
                     Luke and sister
                     of Warren K. K.
                     Luke

Jeanette Lum         Principal
   Chun              Shareholder               118(7)       183,198(7)        25.8%

Herbert Y. H.        Principal                 994(8)        48,814(8)         6.9%
  Chinn              Shareholder

Tan Tek Lum          Principal                    200        52,580(9)         7.4%
                     Shareholder and
                     Director of
                     Bancshares and HNB

(1) Includes 368 shares held by Mr. Luke's wife, Beatrice S. Y. Luke, as trustee of the Beatrice Lum Luke Trust dated 5/26/83, over which Mr. Luke exercises no voting or investment power. Also includes ownership of: (a) 5 shares owned by K.
J. L., Inc. by virtue of Mr. Luke's ownership of 40.57% of that company's total voting stock, and (b) 35,520 shares owned by K. J. L. Associates by virtue of Mr. Luke's status as a general partner, over which Mr. Luke shares voting and investment power.

(2) Includes 13,089 shares owned by Mr. Luke's wife, Carolyn Luke, over which Mr. Luke exercises no voting or investment power; 33,889 shares owned by two of Mr. and Mrs. Luke's children who reside with them; 63,791 shares held by Mr. Luke as trustee for his nephews and nieces, over which he exercises sole voting and investment power; and 98,025 shares held by Mr. Luke as trustee for his sisters, over which he shares voting and investment power. Also includes ownership of: (a) 5 shares owned by K. J. L., Inc. by virtue of Mr. Luke's status as a principal shareholder, director and executive officer; and (b) 35,520 shares owned by K. J. L. Associates by virtue of Mr. Luke's status as a principal shareholder, director and executive officer of K. J. L., Inc., the corporate general partner.

(3) Includes 15,854 shares owned by Mrs. Yajima's husband, Tyler Yajima, over which Mrs. Yajima exercises no voting or investment power; 8,455 shares held by Mrs. Yajima as trustee for her children, over which Mr. Yajima shares voting and investment power; and 32,675 shares held in trust for her sister, Sharlene K.S. Mau, over which Mrs. Yajima shares voting and investment power.

(4) Includes 28,058 shares held by Mrs. Mau as trustee of the Sharlene Kam Sun Luke Mau Trust dated 12/31/93, over which Mr. Mau exercises no voting or investment power; 3,235 shares held by Mr. and Mrs. Mau, as trustees for their children, over which Mr. Mau shares voting and investment power; 1,020 shares held in trust for one of Mr. and Mrs. Mau's children, of which Mr. Mau has sole voting and investment power over 381 shares, and Mrs. Mau has sole voting and investment power over 639 shares; and 19,670 shares owned by one of Mr. and Mrs. Mau's children who is economically dependent upon them.

(5) Includes 14,201 shares held by Mrs. Mau's husband, Gordon J. Mau, as trustee of the Gordon J. Mau Trust dated 12/12/89, over which Mrs. Mau exercises no voting or investment power; 3,235 shares held by Mr. and Mrs. Mau, as trustees for their children, over which Mrs. Mau shares voting and investment power; 1,020 shares held in trust for one of Mr. and Mrs. Mau's children, of which Mrs. Mau has sole voting and investment power over 639 shares, and Mr. Mau has sole voting and investment power over 381 shares; 19,670 shares owned by one of Mr. and Mrs. Mau's children who is economically dependent upon them; and 32,675 shares held in trust for her sister, Janice M. T. Loo, over which Mrs. Mau shares voting and investment power.

(6) Includes 32,675 shares held in trust for her sister, Loretta H.W. Yajima, over which Mrs. Loo shares voting and investment power.

(7) Includes 47,820 shares and 130,700 shares held by Mrs. Chun as trustee of two separate trusts established for the benefit of Warren K. K. Luke, Loretta H.
W. Yajima, Sharlene K. S. Mau and Janice M. T. Loo, over which Mrs. Chun shares voting and investment power; and 4,560 shares held by Mrs. Chun as trustee of separate trusts established for the benefit of the children of Warren K. K. Luke, over which Mrs. Chun shares voting and investment power.

(8) Includes 994 shares held jointly by Mr. Chinn with his wife; and 47,820 shares held by Mr. Chinn as trustee of separate trusts established for the benefit of Warren K. K. Luke, Loretta H. W. Yajima, Sharlene K. S. Mau and Janice M. T. Loo, over which Mr. Chinn shares voting and investment power.

(9) Includes 47,820 shares held by Mr. Lum as trustee of separate trusts established for the benefit of Warren K. K. Luke, Loretta H. W. Yajima, Sharlene
K. S. Mau and Janice M. T. Loo, over which Mr. Lum shares voting and investment power; and 4,560 shares held by Mr. Lum as trustee for separate trusts established for the benefit of the children of Warren K. K. Luke, over which Mr. Lum shares voting and investment power.

SECURITY OWNERSHIP OF MANAGEMENT

        For information regarding ownership with respect to named executive officers who are not directors, see ITEM 10 of this Annual Report on Form 10K.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS RELATED TRANSACTIONS

        During 1998, directors, executive officers, principal shareholders and many of their associates (i.e. certain relatives and corporations and other entities in which such persons have a significant interest) of Bancshares and HNB were customers of HNB. It is anticipated that such directors, officers, principal shareholders and their associates will continue to be customers of HNB in the future. All transactions between HNB and directors, executive officers, principal shareholders and their associates were made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the same time for comparable transactions with other persons. In the opinion of management, such transactions do not involve more than the normal risk of collectibility or present other unfavorable features.

        HNB leases its office space for its headquarters building at King and Smith Streets from K. J. L. Associates, an affiliate of directors K. J. Luke and Warren K. K. Luke. The lease has a term until December 31, 2024 with an option to renew for fifteen years and requires fixed annual rents of $1,025,445 from January 1, 1998 until December 31, 2000; and rent thereafter is to be fixed for each of the succeeding 3-year periods (including the option period) by agreement or, failing agreement, by arbitration.

        During 1998, HNB leased office, printing, supply and storage space for its Airport Branch and general operations from Industrial Investors, Inc., an affiliate of director Warren K. K. Luke. There were two leases, one for the Airport Branch and adjacent printing and supply department for HNB and a second for storage space for HNB. The first lease called for the payment of fixed annual rents of $147,508 from January 1, 1998 until December 31, 2002; and rent thereafter to be fixed for the succeeding 10-year period by agreement, or failing agreement by arbitration. The second lease called for fixed annual rents of $60,480 from January 1, 1998 until December 31, 2002. Effective February 1, 1998, in recognition of HNB's need for less storage space, HNB canceled its existing lease and entered into a new lease with Industrial Investors, Inc., reducing the amount of storage space. The new lease, which also will continue until December 31, 2002, will require fixed annual rents of $27,360 (reduced from $60,480).

        All of the lease and sublease payments described above are in addition to insurance, taxes, maintenance, and utility payments. In addition, any rent which is arbitrated shall in no event be less than the rent for the period immediately preceding.

        The Boards of Directors of Bancshares and HNB believe that the lease terms discussed above are as favorable to HNB as those which could have been obtainable in transactions with persons or companies not affiliated with Bancshares or HNB.

        HNB utilizes the firm of Loyalty Insurance Agency, Ltd. in placing HNB's insurance, which includes a variety of standard HNB insurance, such as, fidelity, liability, fire, etc. Mr. Warren K. K. Luke, a director and officer of Bancshares and HNB, is also a director of Loyalty Insurance Agency, Ltd. and a director and principal shareholder of its parent company, Loyalty Enterprises, Ltd. The Board of Directors of HNB believes that the selection of surety companies and the pricing of the premiums are as favorable as would be obtainable with other insurance firms. During 1998, HNB paid an aggregate premium of $291,455 to such firm. HNB plans to continue to utilize the agency during 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1)    Financial Statements

               Hawaii National Bancshares, Inc. and Subsidiary:
                 Report of Independent Accountants
                 Consolidated Balance Sheets at December 31, 1998 and 1997 Consolidated Statements of Operations for the
                   years ended December 31, 1998, 1997 and 1996
                 Consolidated Statements of Changes in Shareholders' Equity
                   for the years ended December 31, 1998, 1997 and 1996

                 Consolidated Statements of Cash Flows for the
                   years ended December 31, 1998, 1997 and 1996
                 Notes to the Consolidated Financial Statements

        (2)    Supplementary Financial Statement Schedules

                        Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

        (3)    Exhibits

                        See index to exhibits to this Form 10-K.

      (b)      Reports on Form 8-K

                        No reports on Form 8-K were filed during the fourth quarter of 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
  Board of Directors
Hawaii National Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Hawaii National Bancshares, Inc. and Subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP

Honolulu, Hawaii
January 21, 1999

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                            1998                1997
ASSETS:
  Cash and due from banks                              $  16,400,184       $  22,628,962
  Federal funds sold                                      16,000,000                  --
                                                       -------------       -------------
    Cash and cash equivalents                             32,400,184          22,628,962
  Investment securities (Notes 1 and 2) -
    Held-to-maturity (fair value of $45,108,000
      in 1998 and $47,540,000 in 1997)                    44,980,045          47,481,373
    Available-for-sale                                     1,760,103           1,760,103
    Trading                                                  115,227                  --
  Loans and leases, net of allowance for loan and
    lease losses of $3,295,647 in 1998 and
    $3,197,815 in 1997 (Notes 4 and 5)                   220,550,859         215,820,533
  Premises and equipment (Note 6)                          4,905,672           3,539,379
  Other assets                                             7,321,454           7,456,428
                                                       -------------       -------------

       Total assets                                    $ 312,033,544       $ 298,686,778
                                                       =============       =============

LIABILITIES:
  Deposits (Note 7) -
    Noninterest-bearing demand                         $  72,495,436       $  69,463,341
    Interest-bearing demand                               28,144,040          27,907,474
    Savings                                               94,006,430          91,167,206
    Time                                                  81,255,493          70,182,784
                                                       -------------       -------------
       Total deposits                                    275,901,399         258,720,805
  Federal funds purchased                                         --           4,000,000
  Short-term borrowings (Note 8)                           5,515,835           5,000,000
  Other liabilities                                        3,326,991           2,624,160
                                                       -------------       -------------
       Total liabilities                                 284,744,225         270,344,965
                                                       -------------       -------------
  Commitments (Notes 9 and 14)

SHAREHOLDERS' EQUITY (Note 10):
  Common stock, par value $1 per share;
    Authorized - 10,000,000 shares
    Issued and outstanding - 711,000 shares
      in 1998 and 1997                                       711,000             711,000
  Capital in excess of par value                          12,147,676          12,147,676
  Retained earnings                                       15,030,643          15,483,137
  Accumulated other comprehensive loss                      (600,000)                 --
                                                       -------------       -------------
       Total shareholders' equity                         27,289,319          28,341,813
                                                       -------------       -------------

       Total liabilities and shareholders' equity      $ 312,033,544       $ 298,686,778
                                                       =============       =============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                              1998               1997              1996
INTEREST INCOME:
  Interest and fees on loans                              $ 19,880,282       $ 18,816,427      $ 18,556,817
  Interest on investment securities                          2,786,149          2,961,101         2,790,445
  Interest on Federal funds sold                               280,788            682,988           906,607
  Interest on direct financing leases                          110,179             93,084           101,754
  Other                                                         20,876             21,069            21,122
                                                          ------------       ------------      ------------
       Total interest income                                23,078,274         22,574,669        22,376,745
                                                          ------------       ------------      ------------
INTEREST EXPENSE:
  Deposits                                                   6,560,773          6,616,100         6,963,425
  Federal funds purchased                                       15,206              9,517             1,739
  Short-term borrowings                                        459,522             45,108            39,197
                                                          ------------       ------------      ------------
       Total interest expense                                7,035,501          6,670,725         7,004,361
                                                          ------------       ------------      ------------

       Net interest income                                  16,042,773         15,903,944        15,372,384
PROVISION FOR LOAN AND LEASE LOSSES (Note 5)                 1,185,000            720,000           810,000
                                                          ------------       ------------      ------------
       Net interest income after provision for
         loan and lease losses                              14,857,773         15,183,944        14,562,384
                                                          ------------       ------------      ------------
OTHER INCOME:
  Service charges on deposit accounts                        1,104,723          1,097,175         1,109,880
  Other service charges, collection and exchange
    charges, commissions and fees                            1,357,785          1,634,983         1,320,599
  Gain on investment securities                                  2,960              1,970            15,000
                                                          ------------       ------------      ------------
                                                             2,465,468          2,734,128         2,445,479
                                                          ------------       ------------      ------------
OTHER EXPENSES:
  Salaries and employee benefits                             9,445,150          8,765,285         8,132,437
  Occupancy expense of bank premises                         3,841,331          3,688,922         3,511,014
  Equipment expense                                          1,040,329            981,836           852,674
  Computer services (Note 3)                                        --            570,669           729,098
  Other operating expenses (Note 13)                         3,710,275          2,902,185         2,640,417
                                                          ------------       ------------      ------------
                                                            18,037,085         16,908,897        15,865,640
                                                          ------------       ------------      ------------

       Income (loss) before income taxes                      (713,844)         1,009,175         1,142,223

INCOME TAX PROVISION (BENEFIT) (Note 11)                      (368,000)           358,000           431,000
                                                          ------------       ------------      ------------

       Net income (loss)                                  $   (345,844)      $    651,175      $    711,223
                                                          ============       ============      ============

EARNINGS (LOSS) PER COMMON SHARE (basic and diluted)      $      (0.49)      $       0.92      $       1.00
                                                          ============       ============      ============

                   The accompanying notes are an integral part of the consolidated financial statements.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                        ACCUMULATED
                                                         CAPITAL IN        OTHER
                                       COMMON            EXCESS OF      COMPREHENSIVE         RETAINED
                                        STOCK            PAR VALUE          LOSS              EARNINGS            TOTAL
BALANCE, JANUARY 1, 1996             $    711,000      $ 12,147,676      $         --       $ 14,334,039       $ 27,192,715
  Cash dividends paid ($.15 per
    share)                                     --                --                --           (106,650)          (106,650)
  Net income for the year                      --                --                --            711,223            711,223
                                     ------------      ------------      ------------       ------------       ------------

BALANCE, DECEMBER 31, 1996                711,000        12,147,676                --         14,938,612         27,797,288
  Cash dividends paid ($.15 per
    share)                                     --                --                --           (106,650)          (106,650)
  Net income for the year                      --                --                --            651,175            651,175
                                     ------------      ------------      ------------       ------------       ------------

BALANCE, DECEMBER 31, 1997                711,000        12,147,676                --         15,483,137         28,341,813
  Cash dividends paid ($.15 per
    share                                      --                --                --           (106,650)          (106,650)
  Comprehensive loss:
    Net loss for the year                      --                --                --           (345,844)          (345,844)
    Minimum pension liability
      adjustment, net of tax                   --                --          (600,000)                --           (600,000)
                                     ------------      ------------      ------------       ------------       ------------
        Comprehensive loss                     --                --          (600,000)          (345,844)          (945,844)
                                     ------------      ------------      ------------       ------------       ------------

BALANCE, DECEMBER 31, 1998           $    711,000      $ 12,147,676      $   (600,000)      $ 15,030,643       $ 27,289,319
                                     ============      ============      ============       ============       ============

                   The accompanying notes are an integral part of the consolidated financial statements.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                1998               1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest and fees received                                $ 23,737,404       $ 22,517,632       $ 22,409,739
  Interest paid                                               (6,733,174)        (6,737,675)        (6,986,316)
  Service charges, collection and exchange charges,
    commission and fees received                               2,462,509          2,732,159          2,430,479
  Cash paid to suppliers and employees                       (18,524,915)       (17,888,614)       (15,233,320)
  Income tax refund (paid)                                        61,190           (318,733)          (406,448)
  Cash paid for trading securities                              (115,227)                --                 --
                                                            ------------       ------------       ------------
       Net cash provided by operating activities                 887,787            304,769          2,214,134
                                                            ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of investment securities
    held-to-maturity                                          36,496,380         28,958,535         36,998,815
  Purchase of investment securities held-to-maturity         (33,992,092)       (28,508,028)       (38,910,664)
  Purchase of investment securities available-for-sale                --           (273,100)                --
  Net increase in loans and leases made
    to customers                                             (15,450,622)       (16,678,877)           (56,551)
  Proceeds from sale of loans                                  9,500,000          4,247,230          5,319,000
  Capital expenditures                                        (1,618,009)          (211,827)          (309,438)
  Proceeds from sale of other real estate owned                  358,000            188,500                 --
  Proceeds from sale of equipment                                     --                 --             33,899
  Purchase of other real estate owned                                 --           (850,743)          (194,384)
                                                            ------------       ------------       ------------
       Net cash provided by (used in) investing
         activities                                           (4,706,343)       (13,128,310)         2,880,677
                                                            ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits and
    savings accounts                                           6,107,885         (9,627,297)       (11,219,123)
  Net increase in time deposits                               11,072,708          3,753,724          6,907,718
  Net increase (decrease) in federal funds purchased          (4,000,000)         4,000,000            (58,765)
  Proceeds from short-term borrowings                            515,835          4,156,026                 --
  Dividends paid                                                (106,650)          (106,650)          (106,650)
                                                            ------------       ------------       ------------
       Net cash provided by (used in)
         financing activities                                 13,589,778          2,175,803         (4,476,820)
                                                            ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           9,771,222        (10,647,738)           617,991

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                22,628,962         33,276,700         32,658,709
                                                            ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 32,400,184       $ 22,628,962       $ 33,276,700
                                                            ============       ============       ============

                   The accompanying notes are an integral part of the consolidated financial statements.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                              1998              1997              1996
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:

    Net income (loss)                                      $  (345,844)      $   651,175       $   711,223

    Adjustments to reconcile net income (loss) to net
      cash  provided by operating activities:
       Depreciation on bank premises and
         equipment                                             666,464           589,936           564,460
       Provision for loan and lease losses                   1,185,000           720,000           810,000
       Amortization of deferred loan fees                     (139,569)         (228,066)         (317,073)
       Loan fees                                               174,865           289,596           184,196
       Deferred income taxes                                  (301,000)           58,000            85,000
       Writedown of other real estate owned                    333,750           137,884                --
       Amortization of goodwill                               (264,000)          (88,000)               --
       Reduction of investment in Computer
         Systems International, Ltd.                                --                --            59,000
       Gain on investment securities                            (2,960)           (1,970)          (15,000)
       Changes in -
         Trading securities                                   (115,227)               --                --
         Interest receivable                                   623,834          (118,566)          165,871
         Interest payable                                      302,328           (66,950)           18,045
         Other assets                                       (1,219,360)       (1,569,764)         (148,941)
         Other liabilities                                     (10,494)          (68,506)           97,353

       Total adjustments                                     1,233,631          (346,406)        1,502,911
                                                           -----------       -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  $   887,787       $   304,769       $ 2,214,134
                                                           ===========       ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Transfer from loans to real estate acquired
      through foreclosure                                  $        --       $   775,000       $   175,330
                                                           ===========       ===========       ===========

    Loan issued for sale of other real estate owned        $        --       $        --       $   137,282
                                                           ===========       ===========       ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Hawaii National Bancshares, Inc. was incorporated on September 29, 1986 under the laws of the State of Hawaii for the purpose of becoming a bank holding company for Hawaii National Bank. Hawaii National Bank operates fourteen branches in the State of Hawaii and offers a full range of banking services to businesses as well as individuals. The Bank's primary source of revenue is providing loans to customers.

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

    Federal regulatory requirements provide for maintenance of average cash reserves. Such reserve requirements are computed on a bi-weekly basis and amounted to $586,000 at December 31, 1998.

    INVESTMENT SECURITIES

    Investment securities consist principally of debt instruments issued by the U.S. Treasury and other U.S. government agencies and shares held by the Company in capital stock of the Federal Home Loan Bank of Seattle ("FHLB") and the Federal Reserve Bank ("FRB"). The investments in the FHLB and FRB are required to be maintained by the Company, are

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    carried at cost and can only be sold back at par value to the FHLB, FRB or to another member institution.

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

    Commercial equipment leases are classified as direct financing leases. Income is recognized over the life of the lease based upon a level rate of return on the net investment in the lease.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

    ALLOWANCE FOR LOAN AND LEASE LOSSES

    The allowance for loan and lease losses ("allowance") is maintained at a level which, in management's judgment, is adequate to absorb losses in the Company's loan and lease portfolio. Estimates of loan and lease losses involve judgment and assumptions as to various factors which, in management's judgment, deserve current recognition in estimating such losses and in determining the adequacy of the allowance. Principal factors considered by management include historical loss experience, value and adequacy of collateral, level of nonperforming loans and leases, loan concentrations, growth and composition of the portfolio, review of monthly delinquency reports, results of examinations of individual loans and leases and/or evaluation of the overall portfolio by senior credit personnel, internal auditors, and regulatory agencies, trend of interest rates and general economic conditions.

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

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

    When a loan is placed on nonaccrual status, unpaid interest accrued in the current year is reversed against current earnings, and interest accrued in the prior years is charged against the allowance for loan and lease losses. Subsequent collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income is recognized on a cash basis. If a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance until prior charge-offs have been fully recovered.

    PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the shorter of lease terms or estimated economic lives of 5-35 years for buildings and improvements and 3-25 years for furniture and equipment.

    Expenditures for maintenance, repairs and minor renewals are charged to expense; expenditures for betterments are capitalized. Property retired or otherwise disposed of is removed from the appropriate asset and related accumulated depreciation accounts. Gains and losses on sale of assets are reflected in current earnings.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    OTHER REAL ESTATE OWNED

    Assets acquired for debts previously contracted are recorded at fair market value less estimated disposal costs. Any excess of the carrying amount of the loan over the fair market value of the asset is charged against the allowance for loan losses at the time of transfer. Subsequent to transfer, any losses on disposition or writedowns as a result of declines in market value of specific properties are charged against current earnings. Real estate acquired through foreclosure sale, deed-in-lieu of foreclosure, and bank property for which banking use is no longer contemplated are classified as other real estate owned and is included in other assets. Operating income and expenses incurred on these properties are reflected in current earnings.

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

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

    PER SHARE DATA

    Per share data is based on the weighted average number of shares of common stock outstanding which was 711,000 in 1998, 1997 and 1996.

    RECLASSIFICATION

    Certain balances in the 1996 and 1997 financial statements have been reclassified to conform with the 1998 presentation. These reclassifications have no effect on net income as previously reported.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    NEW PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," in fiscal 1998. The effect of this SFAS, which established standards for reporting and display of comprehensive income and its components in the financial statements, are reflected in the Company's Statement of Changes in Shareholders' Equity.

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was effective for fiscal 1998. SFAS No. 131 required that information be provided about the different types of business activities in which an enterprise engages and the different economic environments in which it operates. This SFAS did not affect the Company's disclosures as the Company does not have separate operating segments, as defined in the SFAS, nor does it operate in multiple geographic locations. Information about the Company's revenues are presented in the Statement of Operations.

    The Company also adopted SFAS No. 132, "Employers' Disclosure about Pensions and other Postretirement Benefits," in fiscal 1998 which revised and standardized the Company's pension plan disclosure, but did not change the measurement of pension expense.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The SFAS establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. The adoption of this SFAS is not expected to have a material impact on the Company's consolidated financial statements.

    In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which is effective for the first quarter beginning after December 15, 1998. This Statement amends SFAS No. 65, "Accounting for Certain Mortgage-Backed Securities," to require that after an entity that is engaged in mortgage-banking activities has securitized mortgage loans that are held for sale, it must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Since the Company has not securitized mortgage loans held for sale, the adoption of this SFAS is not expected to have a material impact on the consolidated financial statements of the Company.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.  INVESTMENT SECURITIES

    Comparative amortized cost and fair value of investment securities at December 31, 1998, 1997 and 1996 were as follows:

                                    AMORTIZED   UNREALIZED   UNREALIZED       FAIR
                                      COST         GAINS       LOSSES         VALUE
                                                    (IN THOUSANDS)
1998
Securities held-to-maturity -
  U.S. Treasury and other
   U.S. government agencies          $44,980      $   168      $    40      $45,108
                                     =======      =======      =======      =======

Securities available-for-sale -
  Equity securities                  $ 1,760      $    --      $    --      $ 1,760
                                     =======      =======      =======      =======

Trading securities                   $   115      $    --      $    --      $   115
                                     =======      =======      =======      =======

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
                                     =======      =======      =======      =======

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    The amortized cost and fair value of held-to-maturity investment securities at December 31, 1998, by contractual maturity were as follows:


                                                                AMORTIZED      FAIR
                                                                  COST         VALUE
                                                                    (IN THOUSANDS)
          Due within one year                                    $11,988      $12,043
          Due after one but within five years                     32,992       33,065
                                                                 -------      -------

               Total held-to-maturity investment securities      $44,980      $45,108
                                                                 =======      =======


    Investment securities with an aggregate book value of $44,980,000, $39,489,000 and $48,000,000 at December 31, 1998, 1997 and 1996,
    respectively, were pledged as collateral for U.S. government and public funds on deposit and for other purposes required by law.


3.  INVESTMENT IN COMPUTER SYSTEMS INTERNATIONAL, LTD.

    Computer services were previously obtained from Computer Systems International, Ltd. (CSI), a company formed to provide data processing services to financial institutions, including the Bank. On August 31, 1997, CSI became wholly-owned by the Bank when CSI purchased into treasury stock the other 50% interest from an affiliate of a director. Effective October 1, 1997, CSI's operations were merged into the Bank and CSI was liquidated. Charges for data processing services provided by CSI, prior to CSI becoming wholly-owned by the Bank, amounted to $571,000 and $729,000 in 1997 and 1996, respectively.

    Prior to August 31, 1997, the Bank's investment in CSI was accounted for under the equity method. The Bank's equity in losses of CSI amounted to $59,000 in 1996. The Bank's investment in CSI was written off as of December 31, 1996.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.  LOANS AND LEASES

    Loans and leases outstanding at December 31, 1998 and 1997 are summarized as follows:

                                                         1998              1997
    Real estate -
      Family residential                             $101,662,454      $107,180,757
      Construction                                      1,044,165         2,616,724
      Commercial property                              32,269,448        28,891,754
    Commercial, industrial and agricultural            78,086,477        70,956,494
    Individuals for household, family and other         9,210,138         7,612,614
      personal expenditures
    All other loans                                       354,604           452,692
                                                     ------------      ------------
                                                      222,627,286       217,711,035
    Direct financing leases                             1,219,220         1,307,313
                                                     ------------      ------------
                                                      223,846,506       219,018,348
    Less allowance for loan and lease losses            3,295,647         3,197,815
                                                     ------------      ------------
                                                     $220,550,859      $215,820,533
                                                     ============      ============

    The loan and lease portfolio is located in the State of Hawaii and principally on the island of Oahu. The risk inherent in the portfolio is dependent upon the general economic conditions of the State which affects property values and the financial well being and creditworthiness of borrowers.

    Loans to officers, directors and their affiliates amounted to $56,000 and $36,000 at December 31, 1998 and 1997, respectively.

    There were no loans pledged as collateral for U.S. government funds on deposit at December 31, 1998 and 1997.

    At December 31, 1998 and 1997, the Company serviced loans for others amounting to $52,705,000 and $50,350,000, respectively. Loans held for sale at December 31, 1998 amounted to $1,446,000. There were no loans held for sale at December 31, 1997.

    At December 31, 1998 and 1997, the undisbursed portion of loans amounted to $1,785,000 and $2,688,000 respectively.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    During fiscal 1996, the Company sold loans amounting to $3,819,000, including a $2,673,000 impaired loan, to an affiliate of a director. No gain or loss was recognized on the sale of these loans.

    At December 31, 1998 and 1997, the Company's investment in vehicle and equipment direct financing leases consisted of the following:


                                                        1998              1997
          Minimum lease payments receivable and
            guaranteed residual values               $ 1,991,374       $ 1,574,401
          Unearned income                               (772,154)         (267,088)
                                                     -----------       -----------

                                                     $ 1,219,220       $ 1,307,313
                                                     ===========       ===========


    As of December 31, 1998, the future minimum lease payments to be received from direct financing leases are as follows for the years ending December 31:

                        1999                         $  643,000
                        2000                            458,000
                        2001                            406,000
                        2002                            346,000
                        2003                            138,000
                                                     ----------

                                                     $1,991,000
                                                     ==========

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.  ALLOWANCE FOR LOAN AND LEASE LOSSES

    An analysis of the allowance for loan and lease losses for the years ended December 31, 1998, 1997 and 1996 is presented below:

                                             1998              1997              1996
    Balance, beginning of year            $ 3,197,815       $ 3,067,434       $ 3,096,433
    Provision charged to operations         1,185,000           720,000           810,000
    Recoveries credited to allowance           52,541           179,522           692,107
    Loans and leases charged off           (1,139,709)         (769,141)       (1,531,106)
                                          -----------       -----------       -----------

    Balance, end of year                  $ 3,295,647       $ 3,197,815       $ 3,067,434
                                          ===========       ===========       ===========

    Nonaccrual loans amounted to approximately $3,706,000 and $3,782,000 at December 31, 1998 and 1997, respectively. There was no interest income recognized on nonaccrual loans in 1998, 1997 and 1996. Had these loans performed in accordance with their original terms, interest income of $529,000, $441,000 and $464,000 would have been recorded in 1998, 1997 and
    1996, respectively.

    The following table presents information related to impaired loans as of and for the year ended December 31, 1998 and 1997:

                                                        1998            1997
    Impaired loans                                   $3,603,000      $3,793,000
    Impaired loans with related allowance for
      loan losses calculated under SFAS No. 114       1,835,000       1,528,000
    Total allowance on impaired loans                   349,000         374,000
    Average impaired loans                            3,647,000       3,584,000

    Impaired loans without a related allowance for loan losses are generally collateralized by assets with fair values in excess of the recorded investment in the loans. Interest payments on impaired loans are applied to principal. There was no interest recognized on impaired loans in 1998 and 1997. During fiscal 1998 and 1997, certain loans were written down by approximately $510,000 and $287,000, respectively, to the fair value of the collateral.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.  PREMISES AND EQUIPMENT

    Premises and equipment as of December 31, 1998 and 1997 are summarized as follows:

                                           1998             1997
    Buildings and improvements         $ 3,927,280      $ 3,265,979
    Furniture and equipment              8,143,512        6,815,328
                                       -----------      -----------
                                        12,070,792       10,081,307
    Less accumulated depreciation        7,165,120        6,541,928
                                       -----------      -----------

                                       $ 4,905,672      $ 3,539,379
                                       ===========      ===========

    Depreciation expense on premises and equipment amounted to $666,464, $589,936 and $564,460 in 1998, 1997 and 1996, respectively.


7.  DEPOSITS

    Time certificates of deposit include certificates of $100,000 or more aggregating $58,266,000 at December 31, 1998 and $49,053,000 at December 31, 1997. Interest expense on such certificates was $2,660,000, $2,432,000 and $2,197,000 in 1998, 1997 and 1996, respectively.

    At December 31, 1998, the scheduled maturities of time deposits were as follows:

    1999                       $55,623,000
    2000                        25,600,000
    2001                            11,000
    2002                            21,000
                               -----------

                               $81,255,000
                               ===========


    Variable rate deposits limited to three withdrawals or less per month are classified as savings deposits. At December 31, 1998 and 1997, such deposits aggregated $27,118,000 and $27,860,000, respectively.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8.  SHORT-TERM BORROWINGS

    At December 31, 1998 and 1997, short-term borrowings were composed of the following:

                                                   1998            1997
    U.S. Treasury tax and loan collections      $  215,835      $1,000,000
    Advances from FHLB                           5,300,000       4,000,000
                                                ----------      ----------

                                                $5,515,835      $5,000,000
                                                ==========      ==========


    The U.S. Treasury tax and loan collections on deposit bear interest (4.11% at December 31, 1998 and 5.25% at December 31, 1997) and are due on demand. The Bank maintains a line of credit with FHLB equal to 15% of total assets, including a cash management agreement line of 5%.


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

    At December 31, 1998, the aggregate minimum rental commitments under noncancelable leases are as follows for the years ending December 31:

                                 LEASE
                                 RENTAL
                              -----------
      1999                    $ 2,452,000
      2000                      2,333,000
      2001                      2,266,000
      2002                      1,911,000
      2003                      1,335,000
    Thereafter                 21,638,000
                              -----------

                              $31,935,000
                              ===========

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    Where future rentals are subject to renegotiation, the minimum amounts shown above are based on the latest rents.

    Rent expense was $2,572,000 in 1998, $2,493,000 in 1997 and $2,366,000 in
    1996, net of sublease income of $49,000 in 1998, $56,000 in 1997 and $59,000 in 1996. The Company leases bank and office premises from affiliated parties under leases expiring in 2024. Rent paid to affiliates on these leases amounted to $1,263,000 in 1998, 1997 and 1996.


10. SHAREHOLDERS' EQUITY

    REGULATORY CAPITAL REQUIREMENTS

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

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                                        TO BE WELL CAPITALIZED
                                                                                             UNDER PROMPT
                                                              FOR CAPITAL ADEQUACY            CORRECTIVE
                                          ACTUAL                    PURPOSES              ACTION PROVISIONS
                                   --------------------      --------------------      -----------------------
                                    AMOUNT       RATIO         AMOUNT       RATIO         AMOUNT       RATIO
                                      (IN THOUSANDS)              (IN THOUSANDS)             (IN THOUSANDS)
    DECEMBER 31, 1998
      Total Capital (to Risk
        Weighted Assets)           $30,038         13.7%      $17,550          8.0%      $21,937         10.0%
      Tier 1 Capital (to Risk
        Weighted Assets)           $27,289         12.4%      $ 8,775          4.0%      $13,162          6.0%
      Tier 1 Capital (to Risk
        Average Assets)            $27,289          9.0%      $12,133          4.0%      $15,167          5.0%

    DECEMBER 31, 1997
      Total Capital (to Risk
        Weighted Assets)           $30,969         14.8%      $16,765          8.0%      $20,956         10.0%
      Tier 1 Capital (to Risk
        Weighted Assets)           $28,342         13.5%      $ 8,382          4.0%      $12,574          6.0%
      Tier 1 Capital (to Risk
        Average Assets)            $28,342          9.9%      $11,478          4.0%      $14,348          5.0%


    As of December 31, 1998 and 1997, the Company was categorized as well capitalized under the applicable federal regulations. To be categorized as well capitalized, the Company must maintain minimum ratios as set forth in the table above. Management is not aware of any conditions or events subsequent to December 31, 1998, that would cause a change in the Company's category.

    RESTRICTIONS ON RETAINED EARNINGS

    Dividends that may be paid on the Company's common stock, as and when declared by the Board of Directors, are largely dependent upon the amount of dividends paid to the Company by its bank subsidiary. Federal law currently establishes limits on the amount of dividends that may be paid in any one year by the bank subsidiary without the prior approval of the Comptroller of the Currency. Such dividends are limited to bank net earnings for the year in which the dividend is declared together with earnings of the preceding two years as defined in the Comptroller's regulations, less any required statutory transfers of retained earnings to capital in excess of par value. At December 31, 1998, retained earnings of the Bank available for dividends without prior approval of the Comptroller of the Currency amounted to $733,000.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


11. INCOME TAXES

    The provision (benefit) for income taxes for 1998, 1997 and 1996 consisted of the following:

                        1998              1997             1996
    CURRENT:
      Federal        $ (60,000)        $ 283,000        $ 295,000
      Hawaii            (7,000)           17,000           51,000
                     ---------         ---------        ---------
                       (67,000)          300,000          346,000
                     ---------         ---------        ---------

    DEFERRED:
      Federal         (244,000)           47,000           69,000
      Hawaii           (57,000)           11,000           16,000
                     ---------         ---------        ---------
                      (301,000)           58,000           85,000
                     ---------         ---------        ---------

                     $(368,000)        $ 358,000        $ 431,000
                     =========         =========        =========

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    At December 31, 1998 and 1997, the components of the net deferred tax asset were as follows:

                                                                1998               1997
    Deferred tax assets:
      Loan and lease losses                                  $   972,000        $   934,000
      Net operating loss carryforwards                           754,000            754,000
      Minimum pension liability adjustment                       380,000                 --
      Interest on nonaccrual loans                               178,000            126,000
      Writedown of other real estate owned                       143,000             39,000
      Accrued expenses                                           109,000            136,000
      Direct financing leases                                    103,000                 --
      Tax credits                                                100,000            100,000
      Deferred loan fees and related origination costs            82,000            100,000
      Other                                                       36,000             23,000
                                                             -----------        -----------
                                                               2,857,000          2,212,000
                                                             -----------        -----------
    Deferred tax liabilities:
      Tax over book depreciation                                (656,000)          (682,000)
      Excess pension contributions over expenses                (158,000)          (106,000)
      FHLB stock dividends                                      (124,000)           (83,000)
      Deferred gain on fixed assets                              (45,000)           (45,000)
      Direct financing leases capitalized for tax                     --           (104,000)
      Other                                                      (13,000)           (12,000)
                                                             -----------        -----------
                                                                (996,000)        (1,032,000)
                                                             -----------        -----------

    Net deferred tax asset                                   $ 1,861,000        $ 1,180,000
                                                             ===========        ===========


    In 1998, deferred tax assets of $380,000 were recorded related to the minimum pension liability adjustment.

    As a result of the Company becoming the sole stockholder of CSI in 1997, the Company recorded $877,000 of deferred tax assets relating to net operating loss carryforwards of $2,258,000 generated by CSI and $130,000 of tax credits. In 1997, the Company utilized $318,000 of these net operating loss carryforwards and $30,000 of these tax credits to partially offset taxable income.

    The valuation allowance decreased $422,000 in 1997 due to the reversal of the deferred tax asset and related valuation allowance associated with the Company's investment in CSI. In addition, certain net operating loss carryforwards were utilized in 1997.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    A reconciliation of the Company's effective tax rate with the statutory Federal income tax rate is as follows:

                                                            1998           1997           1996
    Statutory Federal income tax rate                      (34.0)%         34.0%          34.0%
    State franchise tax, net of Federal tax benefit         (5.6)           5.6            5.5
    Amortization of goodwill                               (12.6)          (3.0)            --
    Change in valuation allowance                             --           (2.0)           2.0
    Stock dividends                                           --             --           (2.5)
    Tax-exempt interest income                                --             --           (1.1)
    Other, net                                               0.7            0.9           (0.2)
                                                          ------         ------         ------

                                                           (51.5)%         35.5%          37.7%
                                                          ======         ======         ======

    At December 31, 1998, the Company had net operating loss and research and experimentation tax credit carryforwards that were generated by CSI which expire in the following years:

                                    NET
                                  OPERATING           TAX
                                    LOSS            CREDITS
    2005                          $   96,000       $       --
    2006                             128,000               --
    2007                              59,000               --
    2008                             745,000               --
    2009                              10,000               --
    2010                             505,000               --
    2011                             210,000               --
    2012                             187,000          100,000
                                  ----------       ----------

                                  $1,940,000       $  100,000
                                  ==========       ==========

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


12. PENSION PLAN

    The Company has a noncontributory defined benefit pension plan covering substantially all employees. The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the three year period ended December 31,1998 and a statement of the unfunded status as of December 31 for all three years.

    The following table provides the components of net periodic benefit cost for the plan for fiscal years 1998, 1997 and 1996:

                                                              1998              1997              1996
    COMPONENTS OF NET PERIODIC BENEFIT COST:
      Service cost                                        $   279,587       $   246,278       $   233,162
      Interest cost                                           396,509           354,863           333,025
      Expected return on plan assets                         (345,027)         (316,943)         (310,577)
      Amortization of prior service cost                      (46,241)          (46,241)          (48,986)
      Recognized net actuarial loss                            75,100            55,693            56,848
                                                          -----------       -----------       -----------

      Net periodic benefit cost                           $   359,928       $   293,650       $   263,472
                                                          ===========       ===========       ===========
    CHANGE IN BENEFIT OBLIGATION:
      Benefit obligation at beginning of year             $ 5,594,150       $ 4,770,622       $ 4,304,428
      Service cost                                            279,587           246,278           233,162
      Interest cost                                           396,509           354,863           333,025
      Actuarial loss                                          618,434           365,367           242,572
      Benefits paid                                          (230,051)         (142,980)         (342,565)
                                                          -----------       -----------       -----------

      Benefit obligation at end of year                   $ 6,658,629       $ 5,594,150       $ 4,770,622
                                                          ===========       ===========       ===========
    CHANGE IN PLAN ASSETS:
      Fair value of plan assets at beginning of year      $ 4,456,778       $ 4,054,127       $ 4,029,844
      Actual return on plan assets                            243,090           215,794           166,848
      Employer contribution                                   494,050           329,837           200,000
      Benefits paid (plus expenses)                          (230,051)         (142,980)         (342,565)
                                                          -----------       -----------       -----------

      Fair value of plan assets at end of year            $ 4,963,867       $ 4,456,778       $ 4,054,127
                                                          ===========       ===========       ===========

      Unfunded status                                     $(1,694,762)      $(1,137,372)      $  (716,495)
      Unrecognized net actuarial loss                       2,218,703         1,573,432         1,162,609
      Unrecognized prior service cost                          22,355           (23,886)          (70,127)
                                                          -----------       -----------       -----------

      Prepaid benefit cost                                $   546,296       $   412,174       $   375,987
                                                          ===========       ===========       ===========

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    The following table provides the amounts recognized in the balance sheet as of December 31 for all three years presented.

                                                            1998            1997           1996
    Amounts recognized in the statement of financial
     position consisted of:
       Prepaid benefit cost                               $      --       $ 412,174      $ 375,987
       Accrued benefit liability                           (675,195)             --             --
       Intangible asset                                     241,619              --             --
       Accumulated other comprehensive loss                 979,872              --             --
                                                          ---------       ---------      ---------
    Net amount recognized                                 $ 546,296       $ 412,174      $ 375,987
                                                          =========       =========      =========


    The amount included within the accumulated other comprehensive loss arising from a change in the additional minimum pension liability of $600,000, is net of tax of $380,000 at December 31, 1998.

    Prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market related value of plan assets are amortized over the average remaining service period of active participants.

    The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                            1998          1997          1996
    WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
      Discount rate                                         6.50%         7.00%         7.25%
      Expected return on plan assets                        7.50%         7.50%         7.50%
      Rate of compensation increase                         5.00%         5.00%         5.00%

    The Company established a supplemental executive retirement plan (SERP) which is a nonqualified unfunded pension plan covering a select group of senior executives. The SERP provides a retirement benefit payable in the form of a life annuity to the participants which is based on a specified percentage of the participant's final average earnings less basic retirement and social security benefits. The Company recognized an actuarially determined SERP pension expense of $47,000, $36,000 and $27,000 in 1998, 1997 and 1996, respectively.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    The Company also has a deferred compensation plan established under Section 401(k) of the Internal Revenue Code covering substantially all employees. Contributions to the plan by participating employees are voluntary and based on a specified percentage of each covered employee's salary.


13. SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION

    Other operating expenses for 1998, 1997 and 1996 included the following:

                                                 1998            1997            1996
    Stationery and office supplies            $  450,554      $  403,491      $  394,198
    Writedown of other real estate owned         333,750         137,884              --
    Insurance                                    281,292         286,427         253,991
    Telephone                                    278,466         196,889         167,458
    Examination fees                             255,709         207,874         219,334
    Other                                      2,110,504       1,669,620       1,605,436
                                              ----------      ----------      ----------

    Total other operating expenses            $3,710,275      $2,902,185      $2,640,417
                                              ==========      ==========      ==========


    Repairs and maintenance expenditures included in occupancy expense and equipment expense amounted to $635,348, $644,690 and $517,428 in 1998, 1997 and 1996, respectively.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


14. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The carrying amounts and fair values of the Company's financial instruments held or issued for purposes other than trading at December 31, 1998 and 1997 were as follows:

                                     CARRYING AMOUNT     FAIR VALUE
    1998
      Cash and due from banks         $ 32,400,000      $ 32,400,000
      Investment securities:
       Held-to-maturity                 44,980,000        45,108,000
       Available-for-sale                1,760,000         1,760,000
       Trading                             115,000           115,000
      Loans and leases, net            220,551,000       225,190,000
      Deposits -
       Demand deposits and savings     194,646,000       194,646,000
       Time                             81,255,000        81,581,000
      Short-term borrowings              5,516,000         5,516,000

    1997
      Cash and due from banks         $ 22,629,000      $ 22,629,000
      Investment securities:
       Held-to-maturity                 47,481,000        47,540,000
       Available-for-sale                1,760,000         1,760,000
      Loans and leases, net            215,821,000       224,164,000
      Deposits -
       Demand deposits and savings     188,538,000       188,538,000
       Time                             70,183,000        70,295,000
      Federal funds purchased            4,000,000         4,000,000
      Short-term borrowings              5,000,000         5,000,000


    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    The Bank is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments, which are held for purposes other than trading, include commitments to extend credit, standby and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    contractual amount of those instruments. The Bank manages the credit risk of counterparty defaults in these transactions by limiting the total amount of outstanding arrangements, by monitoring the size and maturity structure of the off-balance sheet portfolio and by applying uniform credit standards for all of its credit activities. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

    Off-balance sheet commitments held for purposes other than trading at December 31, 1998 and 1997 were as follows:

                                             CONTRACT AMOUNT
                                         1998             1997
    Commitments to extend credit      $71,510,000      $68,287,000
    Standby letters of credit             945,000        1,880,000
    Commercial letters of credit          659,000          802,000


    The fair values of off-balance sheet financial instruments at December 31, 1998 and 1997 were estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. At December 31, 1998 and 1997, the fair values of commitments to extend credit amounted to $36,000 and $50,000, respectively, and the fair values of letters of credit amounted to $14,000 and $28,000, respectively.

    CONCENTRATION OF CREDIT RISK

    The Company has no significant concentrations of credit risk with any individual party, however the Bank's lending is concentrated on the island of Oahu in the State of Hawaii.

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


15. CONDENSED FINANCIAL INFORMATION OF HAWAII NATIONAL BANCSHARES, INC. (PARENT COMPANY ONLY)

    Condensed financial information of Hawaii National Bancshares, Inc. (Parent Company Only) as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                         1998               1997
    Assets:
      Cash on deposit with Hawaii National Bank      $     93,166       $    110,136
      Investment in Hawaii National Bank               27,196,153         28,231,677
                                                     ------------       ------------

                                                     $ 27,289,319       $ 28,341,813
                                                     ============       ============

    Shareholders' Equity:
      Common stock                                   $    711,000       $    711,000
      Capital in excess of par value                   12,147,676         12,147,676
      Retained earnings                                15,030,643         15,483,137
      Accumulated other comprehensive loss               (600,000)                --
                                                     ------------       ------------

                                                     $ 27,289,319       $ 28,341,813
                                                     ============       ============

HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            1998            1997           1996
    Dividends from Hawaii National Bank                  $ 147,750       $ 147,750      $ 147,750
    Operating expenses                                      58,070          53,231         48,248
                                                         ---------       ---------      ---------
      Income before equity in undistributed
        income of bank subsidiary                           89,680          94,519         99,502
    Equity in undistributed income (loss) of Hawaii
      National Bank                                       (435,524)        556,656        611,721
                                                         ---------       ---------      ---------

    Net income (loss)                                    $(345,844)      $ 651,175      $ 711,223
                                                         =========       =========      =========

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 1998            1997            1996
    Cash flows from operating activities:
      Dividends from Hawaii National Bank                      $ 147,750       $ 147,750       $ 147,750
      Cash paid to suppliers                                     (58,070)        (53,231)        (48,248)
                                                               ---------       ---------       ---------
        Net cash provided by operating activities                 89,680          94,519          99,502

    Cash flows from financing activities:
      Dividends paid                                            (106,650)       (106,650)       (106,650)
                                                               ---------       ---------       ---------
        Net cash used in financing activities                   (106,650)       (106,650)       (106,650)
                                                               ---------       ---------       ---------
        Net decrease in cash                                     (16,970)        (12,131)         (7,148)
    Cash at beginning of year                                    110,136         122,267         129,415
                                                               ---------       ---------       ---------
    Cash at end of year                                        $  93,166       $ 110,136       $ 122,267
                                                               =========       =========       =========

    Reconciliation of net income (loss) to net cash
      provided by operating activities:
        Net income (loss)                                      $(345,844)      $ 651,175       $ 711,223
        Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
            Undistributed (earnings) losses of subsidiary        435,524        (556,656)       (611,721)
                                                               ---------       ---------       ---------

        Net cash provided by operating activities              $  89,680       $  94,519       $  99,502
                                                               =========       =========       =========


    In the above condensed financial information, the Parent's investment in Hawaii National Bank is accounted for by the equity method.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 1999.

                              HAWAII NATIONAL BANCSHARES, INC. (Registrant)

                              By /s/ Warren K.K. Luke
                                 ----------------------
                                     Warren K.K. Luke
                                     Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

       Signatures                               Title                            Date
       ----------                               -----                            ----
Principal Executive Officer:


       /s/ Warren K.K. Luke           Chief Executive Officer                March 16, 1999
----------------------------
           Warren K.K. Luke


Chief Financial and Accounting
Officer:


       /s/ Ernest T. Murata            Vice President, Treasurer             March 16, 1999
--------------------------------       and Assistant Secretary
       Ernest T. Murata


A Majority of the Board of Directors:


       /s/ K.J. Luke                   Chairman of the Board                 March 16, 1999
-------------------------------
           K.J. Luke


       /s/ Gordon J. Mau               Director                              March 16, 1999
-------------------------------
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