Form 10-Q
period 1999-03-31
HAWAII NATIONAL BANCSHARES INC
filed 1999-05-13
CIK 805304

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________

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

Common Stock, $1 Par Value; outstanding at April 30, 1999 - 711,000 shares

                                TABLE OF CONTENTS

                                                                               Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets - March 31, 1999,
               December 31, 1998 and March 31, 1998 (Unaudited).................3

            Consolidated Statements of Operations - Three months
               ended March 31, 1999 and 1998 (Unaudited)........................4

            Consolidated Statements of Cash Flows - Three months
               ended March 31, 1999 and 1998 (Unaudited)........................5

            Notes to Consolidated Financial Statements (Unaudited)..............6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................................15

SIGNATURES ....................................................................16

EXHIBIT INDEX .................................................................17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              March 31, 1999, December 31, 1998 and March 31, 1998
                 (dollars in thousands, except per share data)

                                                                 MARCH 31           DECEMBER 31        MARCH 31
                                                                   1999                1998              1998
                                                                 ---------          -----------        ---------
ASSETS:
      Cash and due from banks                                    $  15,550          $  16,400          $  16,593
      Federal funds sold                                            27,500             16,000              4,750
                                                                 ---------          ---------          ---------
         Cash and cash equivalents                                  43,050             32,400             21,343
      Investment securities-
         Held-to-maturity (fair value of $44,958,
              $45,108 and $44,525 as of
              March 31, 1999, December 31,
              1998 and March 31, 1998,
              respectively)                                         44,976             44,980             44,484
         Available-for-sale                                          1,760              1,760              1,760
         Trading                                                       117                115                 --
      Loans and leases, net of allowance for
         loan and lease losses of $3,355, $3,296,
         and $3,301 as of March 31, 1999,
         December 31, 1998 and March 31, 1998,
         respectively (Note 2)                                     206,863            220,551            219,331
      Premises and equipment                                         4,765              4,906              3,667
      Other assets                                                   6,746              7,321              7,052
                                                                 ---------          ---------          ---------

              Total assets                                       $ 308,277          $ 312,033          $ 297,637
                                                                 =========          =========          =========

LIABILITIES:
      Deposits -
         Demand                                                  $  98,565          $ 100,639          $  89,764
         Savings                                                    91,795             94,006             85,512
         Time                                                       81,934             81,256             73,689
                                                                 ---------          ---------          ---------
              Total deposits                                       272,294            275,901            248,965

      Short-term borrowings                                          5,672              5,516             17,981
      Other liabilities                                              2,882              3,327              2,466
                                                                 ---------          ---------          ---------
              Total liabilities                                    280,848            284,744            269,412

SHAREHOLDERS' EQUITY (Note 3)
      Common stock, par value $1 per share;
      Authorized - 10,000,000 shares
      Issued and outstanding - 711,000 shares                          711                711                711
      Capital in excess of par value                                12,148             12,148             12,148
      Retained earnings                                             15,170             15,030             15,366
      Accumulated other comprehensive loss                            (600)              (600)                --
                                                                 ---------          ---------          ---------
              Total shareholders' equity                            27,429             27,289             28,225
                                                                 ---------          ---------          ---------

              Total liabilities and shareholders' equity         $ 308,277          $ 312,033          $ 297,637
                                                                 =========          =========          =========



The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               For the three months ended March 31, 1999 and 1998
                     (in thousands, except per share data)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                        ---------------------------
                                                          1999              1998
                                                        ---------         ---------
Interest Income:
     Interest and fees on loans                         $   4,883         $   5,019
     Interest on direct financing leases                       25                30
     Interest on Federal funds sold                           220                16
     Interest on investment securities                        666               707
                                                        ---------         ---------
            Total interest income                           5,794             5,772
                                                        ---------         ---------

INTEREST EXPENSE:
     Deposits                                               1,504             1,566
     Federal funds purchased                                   --                 6
     Short-term borrowings                                     80               197
                                                        ---------         ---------
            Total interest expense                          1,584             1,769
                                                        ---------         ---------
            Net interest income                             4,210             4,003

PROVISION FOR LOAN AND LEASE LOSSES  (Note 2)                 300               270
                                                        ---------         ---------
            Net interest income after provision
                for loan and lease losses                   3,910             3,733
                                                        ---------         ---------

OTHER INCOME:
     Service charges on deposit accounts                      308               272
     Other service charges, collection and
         exchange charges, commissions and fees               619               600
                                                        ---------         ---------
                                                              927               872
                                                        ---------         ---------

OTHER EXPENSES:
     Salaries and employee benefits                         2,389             2,423
     Occupancy expense of bank premises                     1,209             1,217
     Other operating expenses                               1,053               974
                                                        ---------         ---------
                                                            4,651             4,614
                                                        ---------         ---------
            Income (loss) before income taxes                 186                (9)

INCOME TAX PROVISION                                           46                 1
                                                        ---------         ---------

            Net income (loss)                           $     140         $     (10)
                                                        =========         =========

PER SHARE DATA:
     Earnings (basic and diluted)                       $    0.20         $   (0.01)
     Cash dividend                                      $      --         $    0.15
     Average shares outstanding                           711,000           711,000



The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the three months ended March 31, 1999 and 1998
                                 (in thousands)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31
                                                                                                      --------------------------
                                                                                                        1999              1998
                                                                                                      --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest and fees received                                                                       $  5,794          $  5,637
     Interest paid                                                                                      (1,726)           (1,683)
     Service charges, collection and exchange charges, commission and fees received                        927               872
     Cash paid to suppliers and employees                                                               (4,358)           (4,243)
                                                                                                      --------          --------
                Net cash provided by operating activities                                                  637               583
                                                                                                      --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturity of investment securities held-to-maturity                                    9,024            10,993
     Purchase of investment securities held-to-maturity                                                 (9,020)           (7,996)
     Net decrease (increase) in loans and leases made to customers                                      13,313            (4,229)
     Proceeds from sale of loans                                                                           199               500
     Capital expenditures                                                                                  (53)             (256)
                                                                                                      --------          --------
                Net cash provided by (used in) investing activities                                     13,463              (988)
                                                                                                      --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in demand deposits and savings accounts                                               (4,285)          (13,261)
     Net increase in time deposits                                                                         679             3,506
     Net increase in short-term borrowings                                                                 156            12,981
     Net decrease in federal funds purchased                                                                --            (4,000)
     Dividends paid                                                                                         --              (107)
                                                                                                      --------          --------
                Net cash used in financing activities                                                   (3,450)             (881)
                                                                                                      --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    10,650            (1,286)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                        32,400            22,629
                                                                                                      --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                            $ 43,050          $ 21,343
                                                                                                      ========          ========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income (loss)                                                                                $    140          $    (10)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation on bank premises and equipment                                                       194               128
         Provision for loan and lease losses                                                               300               270
         Amortization of deferred loan fees                                                               (124)              (51)
         Changes in -
            Interest receivable                                                                            127               (84)
            Interest payable                                                                              (142)               86
            Taxes payable                                                                                   46                 1
            Other assets                                                                                   446               489
            Other liabilities                                                                             (350)             (246)
                                                                                                      --------          --------
     Net cash provided by operating activities                                                        $    637          $    583
                                                                                                      ========          ========



The accompanying notes are an integral part of the consolidated financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results anticipated for the year ended December 31, 1999. For additional information, refer to the consolidated financial statements and footnotes thereto included in Hawaii National Bancshares, Inc.'s annual report on Form 10-K for the year ended December 31, 1998.


2. ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                         THREE MONTHS ENDED
                                                             MARCH 31
                                                    ----------------------------
(IN THOUSANDS)                                         1999                1998
                                                    -------             -------
Balance, beginning of period                        $ 3,296             $ 3,198
Provision charged to operations                         300                 270
Loans and leases charged-off                           (253)               (178)
Recoveries on loans and leases
       previously charged-off                            12                  11
                                                    -------             -------
          Net charge-offs                              (241)               (167)
                                                    -------             -------
Balance, end of period                              $ 3,355             $ 3,301
                                                    =======             =======

The following table presents information on the recorded investment in impaired loans for the dates indicated:

                                                               MARCH 31     DECEMBER 31      MARCH 31
(in thousands)                                                   1999           1998          1998
                                                               ------         ------         ------
Impaired loans for which there is a related allowance          $1,622         $1,835         $1,604
Impaired loans for which there is no related allowance          1,820          1,768          2,243
                                                               ------         ------         ------
       Total recorded investment                               $3,442         $3,603         $3,847
                                                               ======         ======         ======

The average recorded investment in impaired loans was $3,450,000 for the three months ended March 31, 1999, $3,647,000 for the year ended December 31, 1998 and $3,677,000 for the three months ended March 31, 1998. Interest income on impaired loans is recognized in accordance with the Company's nonaccrual loan policy. There was no interest income recognized on impaired loans in any or the previously mentioned periods.

3.     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                         THREE MONTHS ENDED
                                              MARCH 31
                                     -------------------------
(IN THOUSANDS)                         1999             1998
                                     --------         --------
Balance, beginning of period         $ 27,289         $ 28,342
Net income (loss)                         140              (10)
Cash dividends                             --             (107)
                                     --------         --------
Balance, end of period               $ 27,429         $ 28,225
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

FORWARD LOOKING STATEMENTS

         In this report, the Company has included certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements." The Company has used "forward looking statements" to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, the general economic climate in the state of Hawaii and the nation as a whole, loan delinquency rates, the local real estate market, Year 2000 issues, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

LOCAL ECONOMY

         Hawaii's economy remains in a prolonged economic slump which began in 1990. In March 1999, both Moodys and Standard and Poors downgraded the City and County of Honolulu's bonds by one notch to Aa3 and AA-, respectively. Hawaii's unemployment rate was 5.7% in March 1999, a slight improvement from 6.1% a year ago and 5.8% in the prior month. Job losses, however, continued with the number of jobs statewide declining to 531,500 in March 1999 from 532,900 a year earlier. In the real estate area, it continued to be a buyer's market. The median price for a single-family home on Oahu was 5.6% lower in March 1999, compared to a year earlier, while the median condominium price was down 8.9%. Likewise, commercial property values remained under pressure, particularly in the outlying areas, due to corporate downsizings, failures and migrations to other states.

HIGHLIGHTS

         The Company reported net income of $140,000, or $0.20 per share, for the first quarter of 1999, compared to a net loss of $10,000, or $0.01 per share, for the same quarter in 1998. The increase was primarily due to the recognition of $112,000 in origination fees and prepayment penalties that were related to the early payoff of two loans.

         During the quarter, the Company provided $300,000 for loan and leases losses, an 11.1% increase over the $270,000 provided for the same period last year. Net charge-offs through March 31, 1999 increased 44.3% to $241,000 from the respective period in 1998. Noncurrent loans and leases, as a percentage of total outstandings, were 1.8% at March 31, 1999, unchanged from December 31, 1998.

         At March 31, 1999, total assets stood at $308,277,000, compared to $312,033,000 at December 31, 1998. Loans and leases declined 6.1% to $210,218,000 due to several large payoffs, while deposits declined 1.3% to $272,294,000. At December 31, 1998, the benefit obligation of the Company's pension plan exceeded the fair value of plan assets. As a result, an additional minimum pension liability adjustment of $600,000, net of tax of $380,000, was reported in other comprehensive loss as a reduction to shareholders' equity. At March 31, 1999 and December 31, 1998, shareholders' equity totaled $27,429,000 and $27,289,000, respectively. Leverage and risk-based capital ratios continued to exceed regulatory requirements by a substantial margin.

SUBSEQUENT EVENT

         On April 27, 1999, the Company's Board of Directors adopted resolutions recommending to the Company shareholders a plan to restructure the share ownership of the Company. The plan proposed by the Company involves a one for 200 reverse stock split which would reduce the number of Company shareholders below 300, thus allowing the Company to terminate its reporting obligations under the Securities and Exchange Act of 1934, as amended. Since the Company's stock is unlisted, the benefits of public ownership are minimal. As a private corporation, the Company would be able to eliminate the substantial time and expense associated with being a public-reporting company. In addition, the Company's plan involves an opportunity for all shareholders to sell their shares to the Company at the same price per share without commissions as will be received by shareholders who receive cash for their fractional shares at $45.00 per pre-split share in the reverse stock split. The Company has received an opinion from the investment banking firm of NationsBanc Montgomery Securities LLC that the $45.00 price per pre-split share is fair to shareholders from a financial point of view.

         In order to provide adequate time for review of the Company's plan and related shareholder materials by the Securities and Exchange Commission, the Company's 1999 Annual Meeting of Shareholders has been postponed. It is currently anticipated that the Annual Meeting will be held in July 1999, and that Annual Meeting materials will be sent to the Company's shareholders in June. (For additional information on the proposed going private plan, see the Company's Current Report on Form 8-K dated April 27, 1999.)

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three months ended March 31, 1999 increased $207,000, or 5.2%, from the respective period in 1998. The improvement was primarily due to a decline in interest expense. During the quarter, the average cost of funds declined by 48 basis points, while the average yield on interest-earning assets fell by 41 basis points. The average net interest margin for the first quarters of 1999 and 1998 was 5.98% and 5.99%, respectively.

         Interest income for the three months ended March 31, 1999 increased $22,000, or 0.4%, from the comparable period in 1998. Included in the results for the current period were origination fees and prepayment penalties related to the early payoff of two loans that aggregated $112,000. Loan origination fees, net of direct costs of origination, are deferred and amortized into interest income over the effective life of the loan. In the event the loan is sold or paid off early, the unamortized fees, including any prepayment penalties, are recognized as income. The average yield on interest-earning assets for the first quarter of 1999 was 8.23%, compared to 8.64% for the same period in 1998. The decline was attributable to a lower interest rate environment and a shift in the mix of interest-earning assets from higher-yielding loans and leases into lower-yielding federal funds sold.

         Interest expense for the three months ended March 31, 1999 decreased $185,000 or 10.5%, versus the same period a year earlier. The decline was primarily due to a reduction in interest expense on short-term borrowings and deposits. The average rate paid on interest-bearing deposits and liabilities for the quarter was 3.06%, compared to 3.54% for the same period in 1998. The improvement was due to lower average rates paid on deposits and a lower average balance of short-term borrowings.

Other Income and Expenses

         Other income for the three months ended March 31, 1999 increased $55,000, or 6.3%, compared to the same quarter in the prior year. The increase was primarily due to higher revenue from VISA merchant settlement fees.

         Other expenses were comprised of salaries and employee benefits, occupancy expense and other operating expenses. For the three months ended March 31, 1999, other expenses increased $37,000 or 0.8%, compared to the same period last year.

         Salaries and employee benefits for the first quarter of 1999 decreased $34,000 or 1.4%, over the same period a year earlier. Occupancy expenses through the end of March were lower by $8,000 or 0.7% from the comparable period in 1998. Other operating expenses for the year-to-date increased $79,000 or 8.1%, over the respective period in 1998. The increase in this category was due primarily to higher legal and professional fees.

Year 2000

         The Year 2000 project remains a high priority. The Company is currently on target with respect to internal and regulatory timetables. All mission-critical systems have been tested and implemented. The Company is in the process of validating its contingency plans for core business processes which is anticipated to be completed by June 30, 1999. The remaining future costs for the Year 2000 project are projected to be $25,000 which will be expensed when incurred. (For additional information on the Year 2000, see "Provision and Allowance for Loan and Lease Losses", "Liquidity" and the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

Income Taxes

         The Company's federal and state income tax provision for the first quarter of 1999 was $46,000, compared to $1,000 for the same quarter a year ago. The effective income tax rates for these periods were 24.7% and (10%), respectively, due to the utilization of certain tax benefits.

FINANCIAL CONDITION

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

         At March 31, 1999, the book and fair value of the held-to-maturity portfolio was $44,976,000 and $44,958,000, respectively. As of the same date, the book and fair value of the available-for-sale portfolio was $1,760,000. Trading securities amounted to $117,000 at quarter-end 1999, and have been designated to satisfy certain of the Bank's retirement plan obligations. During the first quarter of 1999, there were no sales or transfers of investment securities between the held-to-maturity, available-for-sale or trading categories.

Loan Portfolio and Loan Concentrations

         At March 31, 1999, loans and leases were $210,218,000, a decrease of $13,629,000 or 6.1% from $223,847,000 at year-end 1998. The decline was attributable to unscheduled payoffs on several large commercial and real estate loans. During the quarter, growth in the portfolio continued to be constrained by a weak local economy. The Bank has no foreign loans in its portfolio. In addition, there are no significant concentrations of credit with any individual party; however, the Bank's lending is concentrated on the island of Oahu.

         The following table presents the composition of the Bank's loan and lease portfolio at the dates indicated.

                                   March 31, 1999            December 31, 1998              March 31, 1998
                              -----------------------      ----------------------      -----------------------
                                  Balance         %           Balance        %             Balance        %
                              ------------      -----      ------------     -----      ------------      -----

Real estate
     Family residential        $96,251,000       45.8%     $101,663,000      45.4%     $108,408,000       48.7%
     Construction                   65,000        0.0         1,044,000       0.5         2,124,000        1.0
     Commercial property        31,271,000       14.9        32,270,000      14.4        29,918,000       13.4
                              ------------      -----      ------------     -----      ------------      -----
         Total                 127,587,000       60.7       134,977,000      60.3       140,450,000       63.1
Commercial, industrial
      and agricultural          72,265,000       34.4        78,086,000      34.9        72,732,000       32.7
Consumer                         9,094,000        4.3         9,210,000       4.1         7,817,000        3.5
All other loans                    126,000        0.1           355,000       0.2           252,000        0.1
Direct financing leases          1,146,000        0.5         1,219,000       0.5         1,381,000        0.6
                              ------------      -----      ------------     -----      ------------      -----
         Total                $210,218,000      100.0%     $223,847,000     100.0%     $222,632,000      100.0%
                              ============      ======     ============     ======     ============      ======



Loan Portfolio Risk Elements and Other Real Estate Owned

         Noncurrent loans and leases consist of loans and leases that are past due for 90 days or more and still accruing interest and loans and leases on nonaccrual status. At March 31, 1999, noncurrent loans and leases declined to $3,761,000, representing 1.8% of loans and leases outstanding, compared to $4,111,000, or 1.8%, at December 31, 1998, and $3,954,000, or 1.8%, at March 31,
1998. At quarter-end, over eighty percent of the dollar amount in the noncurrent category was collateralized by real estate. The Bank had no restructured loans or leases as of March 31, 1999, December 31, 1998 or March 31, 1998.

         Other real estate owned ("OREO"), which is included in other assets, is generally comprised of properties acquired through foreclosure proceedings in settlement of debts previously contracted. These assets are recorded at the lower of cost or fair market value based on current appraisals less estimated selling costs. Any excess of the carrying amount of the loan over the fair market value of the assets, net of estimated disposal costs, is charged against the allowance for loan and lease losses at the time of transfer. After a property has been transferred to OREO, any losses on disposition or writedowns as a result of declines in the market value of specific properties are recorded as a charge to other expenses, which reduces current earnings. At March 31, 1999, OREO was $976,000, unchanged from December 31, 1998. The portfolio consisted of two commercial properties and a residential condominium. Subsequent to quarter-end, the Bank accepted an offer for the condominium that was $18,000 below its carrying value. Accordingly, the Bank will be reducing its investment in this asset with a charge to other expenses that will directly impact current earnings next quarter. The Bank is currently in the process of re-appraising the other properties. Given the downward trend in real estate values, there is a possibility that additional writedowns may be required in the future. In 1998, OREO writedowns aggregated $334,000.

         The following table presents information on noncurrent loans and leases and OREO for the dates indicated:

                                       March 31         December 31         March 31
                                        1999               1998               1998
                                     ----------         ----------         ----------

Noncurrent
    Past due 90 days or more         $  138,000         $  405,000         $   44,000
    Nonaccrual                        3,623,000          3,706,000          3,910,000
                                     ----------         ----------         ----------
         Total                       $3,761,000         $4,111,000         $3,954,000
                                     ----------         ----------         ----------

OREO                                 $  976,000         $  976,000         $1,668,000
                                     ==========         ==========         ==========

     Note: Impaired loans are included in nonaccrual loans and leases.


Provision and Allowance for Loan and Lease Losses

         During the three months ended March 31, 1999, the Bank provided $300,000 for loan and leases losses, compared to $270,000 for the three months ended March 31, 1998. The increase was attributable to higher charge-offs. The provision for the second quarter of 1999 is expected to be approximately $300,000. The appropriateness of maintaining the provision at this level will be re-evaluated at least quarterly.

         Gross charge-offs increased to $253,000 for the three months ended March 31, 1999, an increase from $178,000 for the same period in 1998. Of the losses in the current period, nearly three-quarters were attributable to 1 commercial loan and 2 real estate loans. Recoveries for the first quarters of 1999 and 1998 were $12,000 and $11,000, respectively. Net charge-offs through the end of March were $241,000, substantially above the $167,000 reported for the same period in 1998. The annualized ratio of net charge-offs to average loans and leases for the first quarter of 1999 was 0.45%, compared to 0.30% for the same period a year earlier.

         The allowance for loan and lease losses is reviewed at least quarterly using a systematic and consistent procedure which is described in the 1998 Annual Report on Form 10-K. The evaluation for this quarter also included an assessment of customer readiness for the Year 2000. At March 31, 1999, the allowance for loan and lease losses stood at $3,355,000, compared to $3,296,000 at December 31, 1998 and $3,301,000 at March 31, 1998. The ratio of the allowance to total loans and leases outstanding was 1.60%, 1.47% and 1.48% at March 31, 1999, December 31, 1998 and March 31, 1998, respectively. While the reserve represented 89.2% of noncurrent loans and leases at quarter-end, in the opinion of management, it remained at a sufficient level to absorb losses inherent in the loan and lease portfolio. As noted earlier, over 80% of the dollar amount in the noncurrent category is collateralized by real estate. Generally, the loss rates on real estate loans are much lower than those on commercial or consumer loans due to the protection afforded by the collateral.

Deposits

         At March 31, 1999, total deposits were $272,294,000, a decrease of $3,607,000 or 1.3%, compared to $275,901,000 at December 31, 1998.
Noninterest-bearing demand deposits ended the quarter at $1,277,000 below the balance reported at year-end 1998. Interest-bearing demand deposits at quarter-end were lower by $797,000 from December 31, 1998. Savings deposits decreased by $2,211,000 over year-end 1998 levels, partly offsetting an increase in time deposits of $678,000.

         The following table presents the distribution of the Bank's deposit accounts for the dates indicated.



                                    March 31, 1999                December 31, 1998            March 31, 1998
                               -------------------------          -----------------        ------------------------
                                  Balance        %              Balance        %              Balance         %
                               ------------    -----         ------------    -----         ------------     -----
Noninterest-bearing demand    $  71,218,000     26.2%       $  72,495,000     26.3%       $  62,200,000      25.0%
Interest-bearing demand          27,347,000     10.0           28,144,000     10.2           27,564,000      11.1
Savings                          91,795,000     33.7           94,006,000     34.1           85,512,000      34.3
Time                             81,934,000     30.1           81,256,000     29.4           73,689,000      29.6
                                 ----------     ----           ----------     ----           ----------      ----
    Total deposits             $272,294,000    100.0%        $275,901,000    100.0%        $248,965,000     100.0%
                               ============    ======        ============    ======        ============     ======


         Included in time deposits are certificates of deposits ("CDs") purchased by the State of Hawaii, its counties and other government agencies. Historically, these CDs have been a stable source of funds for the Bank and are considered to be core deposits. At March 31, 1999, December 31, 1998, and March 31, 1998, public time deposits totaled $34,968,000, $35,415,000, and
$32,798,000, respectively, representing 12.8%, 12.8%, and 13.2% of the Bank's total deposits.

Liquidity

         The Bank has adequate liquidity to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs and meet obligations and commitments on a timely basis. The Bank has also incorporated Year 2000 issues into its contingency funding plan and is planning for increased customer cash needs at the turn of the century. While deposits have traditionally been the principal source of funds for HNB, the wholesale markets are anticipated to play a greater role in the future due to the migration of household financial assets into direct investment vehicles. The Bank has alternative sources of liquidity which include federal funds lines with other banks, the discount facilities of the Federal Reserve, and advances from the Federal Home Loan Bank ("FHLB"). During the quarter, there were no drawings under federal funds lines or borrowings from the Federal Reserve. Advances under the FHLB's Community Investment Program amounted to $5,300,000 at quarter-end. These advances were repaid on April 1 when they matured.

         Net cash provided by operating activities was $637,000 for the first three months of 1999. Investing activities provided net cash of $13,463,000 due primarily to several large loan payoffs. Net cash used in financing activities was $3,450,000 due mainly to an outflow in demand and savings deposits.

Shareholders' Equity and Capital Resources

         Shareholders' equity was $27,429,000 at March 31, 1999, $27,289,000 at
December 31, 1998 and $28,225,000 at March 31, 1998. At December 31, 1998, the
benefit obligation of the Company's pension plan exceeded the fair value of plan assets. As a result, an additional minimum pension liability adjustment of $600,000, net of tax of $380,000, was reported in other comprehensive loss as a reduction to shareholders' equity. (For additional information on the Company's Pension Plan, see "Pension Plan" in Management's Discussion and Analysis of Financial Condition and the Results of Operations" and Note 12 to the Consolidated Financial Statements in the 1998 Annual Report on Form 10-K.)
Book value per share was $38.58, $38.38 and $39.70 at March 31, 1999, December 31, 1998 and March 31, 1998, respectively.

         The Company's historical practice has been to pay dividends in February of each year. The Company paid cash dividends of $0.15 per share of common stock on February 14, 1997 and on February 17, 1998. In view of the Company's performance in 1998 and the weakened local economy, the Company did not declare or pay a dividend in February 1999. The Company will periodically review its dividend policy and may declare dividends in the future if such payments are deemed appropriate and in compliance with applicable law and regulations. Cash dividends are subject to determination and declaration by the Company's Board of Directors which considers a number of factors, including the growth anticipated by the Bank, the profits being generated, liquidity and capital requirements, applicable governmental regulations and policies, and other relevant factors.

         In order to be considered well-capitalized by the bank regulatory agencies, an institution must have at minimum a 5.0% leverage ratio, a Tier 1 risk-based capital ratio of 6.0% and a total capital ratio of 10.0%. The Company's leverage ratio was 8.9% at March 31, 1999, 9.0% at December 31, 1998, and 9.6% at March 31, 1998. At March 31, 1999, the Company's Tier 1 and total capital ratios were 13.1% and 14.4%, respectively, compared to 12.4% and 13.7% at December 31, 1998, and 13.3% and 14.5% at March 31, 1998.

Effect of New Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 1999. The SFAS establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. The adoption of this SFAS is not expected to have a material impact on the Company's consolidated financial statements.

         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which was effective for the first quarter beginning after December 15, 1998. This Statement amended SFAS No. 65, "Accounting for Certain Mortgage-Backed Securities," to require that after an entity that is engaged in mortgage-banking activities has securitized mortgage loans that are held for sale, it must classify the resulting mortgage-backed securities or other retained interests based upon its ability and intent to sell or hold those investments. Since the Company has not securitized mortgage loans held for sale, the adoption of this SFAS did not have a material impact on the consolidated financial statements of the Company.

         In February 1999, the FASB issued SFAS No. 135, "Recission of FASB Statement No. 75 and Technical Corrections" which is effective for fiscal years ending after February 15, 1999. This Statement rescinds SFAS No. 75 and amends SFAS No. 35 and other existing authoritative literature to make various technical corrections, clarify meanings or describe applicability under changed conditions. The adoption of this SFAS is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk is in the form of interest rate risk. The manner in which this exposure is managed and an estimate of the potential impact on net interest income assuming a 1-year horizon was disclosed on pages 41 to 42 in Hawaii National Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998. As of March 31, 1999, there were no material changes to report.

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits

                      Exhibit 27 Financial Data Schedule

            (b)   Reports on Form 8-K

                      On March 8, 1999, the Company filed a Form 8-K announcing its 1998 Financial Report.

                      On April 27, 1999, the Company filed a Form 8-K announcing a going private plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HAWAII NATIONAL BANCSHARES, INC.
                                                       (Registrant)

Date          May 12, 1999              By        /s/Warren K.K. Luke
         ----------------------             ------------------------------------
                                                      Warren K.K. Luke
                                                   Chief Executive Officer

Date          May 12, 1999              By      /s/Ernest T. Murata
         ----------------------             ------------------------------------
                                                      Ernest T. Murata
                                                 Vice President, Treasurer,
                                                   Assistant Secretary and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION

  27        Financial Data Schedule