Form 10-Q
period 1999-06-30
HAWAII NATIONAL BANCSHARES INC
filed 1999-08-12
CIK 805304

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                for the transition period _______from ________to

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

Common Stock, $1 Par Value; outstanding at July 31, 1999 - 711,000 shares

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets - June 30, 1999, December 31,
              1998 and June 30, 1998 (Unaudited).........................     3

            Consolidated  Statements  of Operations - Three and six
              months ended June 30, 1999 and 1998 (Unaudited)............     4

            Consolidated  Statements of Cash Flows - Six months ended
              June 30, 1999 and 1998 (Unaudited).........................     5

            Notes to Consolidated Financial Statements (Unaudited).......     6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................     7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......    17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................    17

SIGNATURES...............................................................    18

EXHIBIT INDEX............................................................    19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
         JUNE 30, 1999, DECEMBER 31, 1998 AND JUNE 30, 1998 (DOLLARS IN
                        THOUSANDS, EXCEPT PER SHARE DATA)

                                                                JUNE 30     DECEMBER 31     JUNE 30
                                                                  1999         1998          1998
                                                               ---------     ---------     ---------
ASSETS:
      Cash and due from banks                                  $  18,410     $  16,400     $  18,626
      Federal funds sold                                          23,500        16,000         2,500
                                                               ---------     ---------     ---------
          Cash and cash equivalents                               41,910        32,400        21,126
      Investment securities-
          Held-to-maturity (fair value of $45,153,                45,465        44,980        44,487
              $45,108 and $44,530 as of June 30, 1999,
              December 31, 1998 and June 30, 1998,
              respectively)
          Available-for-sale                                       1,760         1,760         1,760
          Trading                                                    166           115           112
      Loans and leases, net of allowance for loan and
              lease losses of $3,479, $3,296 and
              $3,346 as of June 30, 1999, December 31,
              1998 and June 30, 1998, respectively (Note 2)      207,532       220,551       217,865
      Premises and equipment                                       4,587         4,906         3,613
      Other assets                                                 6,913         7,321         7,825
                                                               ---------     ---------     ---------

              Total assets                                     $ 308,333     $ 312,033     $ 296,788
                                                               =========     =========     =========

LIABILITIES:
      Deposits -
          Demand                                               $ 105,938     $ 100,639     $  92,521
          Savings                                                 89,917        94,006        90,224
          Time                                                    80,690        81,256        77,240
                                                               ---------     ---------     ---------
              Total deposits                                     276,545       275,901       259,985

      Short-term borrowings                                        1,000         5,516         6,300
      Other liabilities                                            3,284         3,327         2,565
                                                               ---------     ---------     ---------
              Total liabilities                                  280,829       284,744       268,850

SHAREHOLDERS' EQUITY (Note 3):
      Common stock, par value $1 per share;
      Authorized - 10,000,000 shares
      Issued and outstanding - 711,000 shares                        711           711           711
      Capital in excess of par value                              12,148        12,148        12,148
      Retained earnings                                           15,245        15,030        15,079
      Accumulated other comprehensive loss                          (600)         (600)           --
                                                               ---------     ---------     ---------
              Total shareholders' equity                          27,504        27,289        27,938
                                                               ---------     ---------     ---------

              Total liabilities and shareholders' equity       $ 308,333     $ 312,033     $ 296,788
                                                               =========     =========     =========


The accompanying notes are an integral part of the consolidated financial statements.


                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (IN THOUSANDS,
                             EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                            JUNE 30                   JUNE 30
                                                    ----------------------     ----------------------
                                                      1999         1998          1999         1998
                                                    ---------    ---------     ---------    ---------
Interest Income:
     Interest and fees on loans                     $   4,646    $   5,053     $   9,530    $  10,071
     Interest on direct financing leases                   24           27            49           58
     Interest on Federal funds sold                       265           15           485           31
     Interest on investment securities                    650          701         1,315        1,408
                                                    ---------    ---------     ---------    ---------
             Total interest income                      5,585        5,796        11,379       11,568
                                                    ---------    ---------     ---------    ---------

INTEREST EXPENSE:
     Deposits                                           1,489        1,655         2,994        3,220
     Federal funds purchased                               --            7            --           14
     Short-term borrowings                                  9           94            88          291
                                                    ---------    ---------     ---------    ---------
             Total interest expense                     1,498        1,756         3,082        3,525
                                                    ---------    ---------     ---------    ---------
             Net interest income                        4,087        4,040         8,297        8,043

PROVISION FOR LOAN AND LEASE LOSSES  (Note 2)             300          270           600          540
                                                    ---------    ---------     ---------    ---------
             Net interest income after provision
                for loan and lease losses               3,787        3,770         7,697        7,503
                                                    ---------    ---------     ---------    ---------

OTHER INCOME:
     Service charges on deposit accounts                  301          262           609          534
     Other service charges, collection and
         exchange charges, commissions and fees           658          560         1,277        1,160
                                                    ---------    ---------     ---------    ---------
                                                          959          822         1,886        1,694
                                                    ---------    ---------     ---------    ---------

OTHER EXPENSES:
     Salaries and employee benefits                     2,402        2,482         4,791        4,905
     Occupancy expense of bank premises                 1,194        1,219         2,403        2,436
     Other operating expenses                           1,069        1,416         2,122        2,389
                                                    ---------    ---------     ---------    ---------
                                                        4,665        5,117         9,316        9,730
                                                    ---------    ---------     ---------    ---------
             Income (loss) before income taxes             81         (525)          267         (533)

INCOME TAX PROVISION (BENEFIT)                              6         (237)           52         (236)
                                                    ---------    ---------     ---------    ---------

             Net income (loss)                      $      75    $    (288)    $     215    $    (297)
                                                    =========    =========     =========    =========

PER SHARE DATA:
     Earnings (basic and diluted)                   $    0.11    $   (0.41)    $    0.30    $   (0.42)
     Cash dividend                                  $    0.00    $    0.00     $    0.00    $    0.15
     Average shares outstanding                       711,000      711,000       711,000      711,000

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                 HAWAII NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30
                                                                                               ---------------------
                                                                                                 1999         1998
                                                                                               --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest and fees received                                                                $ 10,619     $ 11,269
     Interest paid                                                                               (3,425)      (3,484)
     Service charges, collection and exchange charges, commission and fees received               1,754        1,562
     Cash paid to suppliers and employees                                                        (7,836)      (9,440)
     Income tax refund                                                                              144           67
     Cash paid for trading securities                                                                --         (112)
                                                                                               --------     --------
                    Net cash provided by (used in) operating activities                           1,256         (138)
                                                                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturity of investment securities held-to-maturity                            26,024       16,993
     Purchase of investment securities held-to-maturity                                         (26,509)     (13,999)
     Net decrease (increase) in loans and leases made to customers                               12,533       (4,983)
     Proceeds from sale of loans                                                                     --        2,500
     Capital expenditures                                                                           (70)        (334)
     Proceeds from sale of other real estate owned                                                  147           --
                                                                                               --------     --------
                    Net cash provided by investing activities                                    12,125          177
                                                                                               --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in demand deposits and savings accounts                              1,210       (5,792)
     Net increase (decrease) in time deposits                                                      (565)       7,057
     Net decrease in federal funds purchased                                                         --       (4,000)
     Net increase (decrease) in short-term borrowings                                            (4,516)       1,300
     Dividends paid                                                                                  --         (107)
                                                                                               --------     --------
                    Net cash used in financing activities                                        (3,871)      (1,542)
                                                                                               --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              9,510       (1,503)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 32,400       22,629
                                                                                               --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 41,910     $ 21,126
                                                                                               ========     ========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net income (loss)                                                                         $    215     $   (297)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
         operating activities:
             Depreciation on bank premises and equipment                                            389          260
             Provision for loan and lease losses                                                    600          540
             Amortization of deferred loan fees                                                    (192)        (101)
             Write-down of other real estate owned                                                   17          334
             Amortization of goodwill                                                              (132)        (132)
             Changes in -
                Trading securities                                                                  (51)        (112)
                Interest receivable                                                                (517)        (198)
                Taxes receivable                                                                    144           --
                Interest payable                                                                   (343)          41
                Taxes payable                                                                        52           (4)
                Other assets                                                                        826         (506)
                Other liabilities                                                                   248           37
                                                                                               --------     --------
Net cash provided by (used in) operating activities                                            $  1,256     $   (138)
                                                                                               ========     ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Transfer from loans to real estate acquired through foreclosure                           $     78     $     --
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results anticipated for the year ended December 31, 1999. For additional information, refer to the consolidated financial statements and footnotes thereto included in Hawaii National Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.


2.     ALLOWANCE FOR LOAN AND LEASE LOSSES

                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                         JUNE 30                 JUNE 30
                                   -------------------     -------------------
(IN THOUSANDS)                      1999         1998        1999        1998
--------------                     -------     -------     -------     -------
Balance, beginning of period       $ 3,355     $ 3,301     $ 3,295     $ 3,198
Provision charged to operations        300         270         600         540
Loans and leases charged-off          (199)       (233)       (451)       (411)
Recoveries on loans and leases
       previously charged-off           23           8          35          19
                                   -------     -------     -------     -------
          Net charge-offs             (176)       (225)       (416)       (392)
                                   -------     -------     -------     -------
Balance, end of period             $ 3,479     $ 3,346     $ 3,479     $ 3,346
                                   =======     =======     =======     =======

The following table presents information on the recorded investment in impaired loans for the dates indicated:

                                                          JUNE 30     DECEMBER 31    JUNE 30
(IN THOUSANDS)                                             1999          1998         1998
--------------                                            ------        ------       -------
Impaired loans for which there is a related allowance     $1,654        $1,835        $1,786
Impaired loans for which there is no related allowance     1,458         1,768         1,876
                                                          ------        ------        ------
       Total recorded investment                          $3,112        $3,603        $3,662
                                                          ======        ======        ======

The average recorded investment in impaired loans for the three and six months ended June 30, 1999 was $3,054,000 and $3,248,000, respectively, compared to $3,754,000 and $3,716,000 for the same periods in 1998. Interest income on impaired loans is recognized in accordance with the Company's nonaccrual loan policy. There was no interest income recognized on impaired loans in any of the previously mentioned periods.





3.     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                       JUNE 30                  JUNE 30
                                --------------------     --------------------
(IN THOUSANDS)                    1999        1998         1999        1998
--------------                  --------    --------     --------    --------
Balance, beginning of period    $ 27,429    $ 28,226     $ 27,289    $ 28,342
Net income (loss)                     75        (288)         215        (297)
Cash dividends                        --          --           --        (107)
                                --------    --------     --------    --------
Balance, end of period          $ 27,504    $ 27,938     $ 27,504    $ 27,938
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

LOCAL ECONOMY

         As Hawaii settles into its ninth year of an economic slump, the prospects for a near term recovery appear unlikely. While bankruptcy filings through the first half of 1999 have slowed to a 2.7% increase after years of double-digit growth and foreclosures have declined 18.7% through the same period, there is no driving force in the immediate future that appears capable of jump-starting the State's economy. Tourism, Hawaii's largest industry, is flat with a strong U.S. market helping to offset continued weakness from Japan. Job growth in Hawaii is at a standstill and the unemployment rate in the islands is nearly 1.5% points higher than the national average. In the real estate area, property values remain under pressure, especially in the commercial sector where corporate downsizings, failures, and migrations to other states have taken their toll. The vacancy rate for offices in downtown Honolulu is approximately 14%, while retail vacancy on Oahu is about 10%. Meanwhile, for residential real estate, it continues to be a buyer's market. In the first half of 1999, sales of single-family homes and condominiums on Oahu increased 18.4% and 33.2%, respectively, over the comparable period in 1998. The median price of a single-family home on Oahu in June 1999 was $300,000, a decline of 3.1% from the June 1998 median of $309,500. As of the same date, the median price for an Oahu condominium was $125,000, down 6.0% from $133,000 in the previous June.

HIGHLIGHTS

         The Company reported net income of $75,000 or $0.11 per share for the three months ended June 30, 1999, compared to a net loss of $288,000 or $.41 per share for the same period last year. Year-to-date earnings were $215,000 or $0.30 per share versus a net loss of $297,000 or $0.42 for the first half of 1998. The improved results were primarily due to: 1) the recognition of loan fees aggregating $46,000 and $158,000 for the quarter and year-to-date, respectively, relating to the early payoff of 3 loans; and 2) a significant reduction in writedowns in other real estate owned from $334,000 in the second quarter of 1998 to $17,000 in the comparable period in 1999.

         During the three and six months ended June 30, 1999, the Bank provided $300,000 and $600,000, respectively, for loan and lease losses, an 11.1% increase from the $270,000 and $540,000 provided for the same periods a year ago. Net charge-offs for the quarter were $176,000, bringing the total for the year-to-date to $416,000. Net charge-offs for the comparable periods in 1998 were $225,000 and $392,000, respectively. At June 30, 1999, noncurrent loans and leases totaled $3,769,000, compared to $4,111,000 at year-end 1998. The allowance for loan and lease losses at June 30, 1999 increased to $3,479,000 or 1.65% of total loans and leases outstanding from $3,296,000 or 1.47% at December 31, 1998.

         At June 30, 1999, total assets were $308,333,000, compared to $312,033,000 at December 31, 1998. Loans and leases declined 5.7% to $211,011,000 at June 30, 1999 from December 31, 1998 due to several large payoffs. Deposits ended the quarter at $276,545,000, little changed from the prior year-end. At December 31, 1998, the benefit obligation of the Company's pension plan exceeded the fair value of plan assets. As a result, an additional minimum pension liability adjustment of $600,000, net of tax of $380,000, was reported in other comprehensive loss as a reduction to shareholders' equity. At June 30, 1999 and December 31, 1998, shareholders' equity totaled $27,504,000 and $27,289,000, respectively. Leverage and risk-based capital ratios continued to exceed regulatory requirements by a substantial margin.

PROPOSED "GOING PRIVATE PLAN"

         On April 27, 1999, the Company's Board of Directors adopted resolutions recommending to the Company shareholders a plan to restructure the share ownership of the Company. The plan proposed by the Company involves a one for 200 reverse stock split which would reduce the number of Company shareholders below 300, thus allowing the Company to terminate its reporting obligations under the Securities and Exchange Act of 1934, as amended. Since the Company's stock is unlisted, the benefits of public ownership are minimal. As a private corporation, the Company would be able to eliminate the substantial time and expense associated with being a public-reporting company. In addition, the Company's plan involves an opportunity for all shareholders to sell their shares to the Company at the same price per share (without commissions) as will be received by shareholders who receive cash for their fractional shares at $45.00 per pre-split share in the reverse stock split. The Company has received an opinion from the investment banking firm of Banc of America Securities LLC (formerly known as NationsBanc Montgomery Securities LLC) that the $45.00 price per pre-split share is fair to shareholders from a financial point of view.

         The Annual Meeting of Shareholders will be held on August 31, 1999, at which time shareholders will vote on the Company's proposal to approve and adopt the reverse stock split. (For additional information on the proposed "going private plan", readers should refer to the Company's Proxy/Tender Offer Statement dated July 31, 1999.)

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income for the three and six months ended June 30, 1999 increased $47,000 or 1.2% and $254,000 or 3.2%, respectively, from the comparable periods in 1998. The improvement for both periods was due to a decline in interest expense. The average net interest margin declined to 5.82% for the second quarter of 1999 from the 6.02% reported for the second quarter of 1998. Net interest margin for the year-to-date decreased to 5.90% from 6.00% for the same period last year.

         Interest income for the three and six months ended June 30, 1999 decreased $211,000 or 3.6% and $189,000 or 1.6% from the same periods in 1998. The decline for both periods was primarily due to lower interest and fees on loans. Included in the results for the second quarter and the first half of 1999 were loan fees aggregating $46,000 and $158,000, respectively, related to the early payoff of 3 loans. Loan origination fees, net of direct costs of origination, are deferred and amortized into interest income over the effective life of the loan. In the event the loan is sold or paid off early, the unamortized fees, including any prepayment penalties, are recognized as income. The average yield on interest-earning assets declined to 7.95% for the second quarter of 1999 from 8.63% for the comparable quarter a year ago. For the first half of 1999 and 1998, the average yield was 8.09% and 8.62%, respectively.

         Interest expense for the three and six months ended June 30, 1999 decreased $258,000 or 14.7% and $443,000 or 12.6% from the comparable periods in 1998. The improved results for both periods were due to a reduction in interest expense on deposits and short-term borrowings. The average rate paid on interest-bearing deposits and liabilities for the quarter was 2.94%, compared to 3.49% for the same period in 1998. The year-to-date average cost of funds for 1999 and 1998 was 3.00% and 3.51%, respectively.

         On June 30, 1999, the Federal Reserve Open Market Committee increased its target for the federal funds rate by 0.25% to 5.0%, prompting most financial institutions, including HNB, to raise their base lending rates by an identical amount. The Bank has an asset-sensitive balance sheet. Generally, an increase in interest rates will benefit net interest income, as yields on interest-earning assets increase at a faster rate than the costs of interest-bearing liabilities. Conversely, in a declining interest rate environment, net interest income will generally be adversely impacted, as yields decrease at a faster rate than interest costs.

Other Income and Expenses

         Other income for the three months and six months ended June 30, 1999 increased $137,000 or 16.6% and $192,000 or 11.3%, respectively, compared to the same periods a year ago. The increase was primarily due to higher revenue from credit card transactions and other miscellaneous fees.

         Other expenses consist of salaries and employee benefits, occupancy expense and other operating expenses. For the three and six months ended June 30, 1999, other expenses decreased $452,000 or 8.8% and $414,000 or 4.3%, respectively, compared to the same periods last year.

        Salaries and employee benefits for the three and six months ended June 30, 1999 decreased $80,000 or 3.2% and $114,000 or 2.3%, respectively, from the same periods a year earlier. The decline for the quarter and year-to-date resulted mainly from a decrease in salary expense, partly offset by an increase in the pension contribution.

         Occupancy expenses for the three and six months ended June 30, 1999 declined $25,000 or 2.1% and $33,000 or 1.4%, respectively, from the comparable period in 1998. The lower expenses for both periods were largely due to a reduction in miscellaneous repairs and utility costs.

         Other operating expenses for the three and six months ended June 30, 1999 decreased $347,000 or 24.5% and $267,000 or 11.2%, respectively, compared to the same periods a year ago. The improvement for both periods was primarily due to a reduction in other real estate owned writedowns which totaled $17,000 for the current quarter versus $334,000 for the same period last year.

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

         Consistent with the FFIEC's guidance, the Bank's overall strategy has been to prioritize systems based on risk and allocate resources accordingly. As of the date of this report, the Bank has met all regulatory milestones and has completed all five phases of the FFIEC's project plan for all mission-critical information technology ("IT") and non-IT systems and material customers and vendors. A mission-critical system is one that is vital to the successful continuance of a core business activity such as lending or deposit-taking. IT systems include mainframe, PC, item processing and teller hardware and software. Examples of non-IT systems are elevators, vaults and security monitoring equipment.

         The total projected cost for the Year 2000 project is $1,500,000, which has generally been funded through normal operating cash flows. This amount includes costs for hardware and software purchases, external consultants, training and customer awareness programs. The Bank does not separately track direct payroll and benefit costs for internal IT and non-IT employees involved in the Year 2000 project. As of June 30, 1999, $1,475,000 of the estimated Year 2000 project costs has already been expended, which generally related to a normal upgrade of the Bank's computer system last year. In 1998, the Bank expensed $90,000 for training costs and capitalized $1,385,000 which is being depreciated over the system's estimated useful life. The remaining future costs for the Year 2000 project are expected to be expensed when incurred.

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

         While the Bank has implemented programs to monitor the progress of its significant vendors, service providers and corporate customers, no assurance can be given that these third parties will be ready for the Year 2000. The failure of any of these business partners or customers to successfully complete renovation, testing and implementation of their systems could have a material adverse effect on the results of operations, liquidity and capital resources. In order to mitigate these risks, the Bank has incorporated Year 2000 issues into its contingency funding plan, obtained a $5,000,000 irrevocable line of credit from the Federal Home Loan Bank of Seattle, and is planning for increases in customer cash needs. The Bank has also included Year 2000 readiness into its risk grading procedures for loan customers, which is taken into account when analyzing the adequacy of the allowance for loan and lease losses.

         Many of the disclosures provided above on the Year 2000 are forward-looking statements or assumptions relating to forward-looking statements. Included in this category are estimates of future costs and potential problems that might occur at critical dates in the future. Management's ability to predict results or the effect of future plans and objectives is inherently uncertain. Factors that could cause actual results to differ materially from those anticipated include the Bank's success in identifying systems and programs that are not Year 2000 ready, the possibility that new systems, or modifications to existing ones, will not operate as intended, unexpected costs, and the uncertainty associated with the impact of the century date change on the Bank's customers, vendors and third-party providers, and the economy generally.

Income Taxes

         The Company's federal and state income tax provision for the three and six months ended June 30, 1999 was $6,000 and $52,000, respectively, compared to an income tax benefit of $237,000 and $236,000 for the same periods in 1998. The effective income tax rates for the first half of 1999 and 1998 were 19.5% and (44.3%), respectively, due to the utilization of certain tax benefits.

FINANCIAL CONDITION

Investment Securities

         Investment securities consist principally of short term debt instruments issued by the U.S. Treasury and other U.S. government agencies. The Bank is also a stockholder in the Federal Reserve Bank and the Federal Home Loan Bank of Seattle. The Bank has no structured notes, zero coupon bonds, collateralized mortgage obligations or stripped mortgage-backed securities.

         At June 30, 1999, the book and fair value of the held-to-maturity portfolio was $45,465,000 and $45,153,000, respectively. As of the same date, the book and fair value of the available-for-sale portfolio was $1,760,000. Trading securities amounted to $166,000 at June 30, 1999 and have been designated to satisfy certain of the Bank's retirement plan obligations. During the first half of 1999, there were no sales or transfers of investment securities between the held-to-maturity, available-for-sale or trading categories.

Loan Portfolio and Loan Concentrations

         At June 30, 1999, loans and leases were $211,011,000, a decrease of $12,836,000 or 5.7% from $223,847,000 at December 31, 1998. The decline was primarily due to unscheduled payoffs on several large commercial loans and a number of smaller residential real estate loans.

During the first six months of 1999, growth in the portfolio continued to be constrained by a weak local economy. The Bank has no foreign loans in its portfolio. In addition, there are no significant concentrations of credit with any individual party; however, the Bank's lending is concentrated on the island of Oahu.

         The following table presents the composition of the Bank's loan and lease portfolio at the dates indicated.

                                     June 30, 1999          December 31, 1998           June 30, 1998
                                ----------------------   -----------------------   -----------------------
                                   Balance          %      Balance           %       Balance             %
                                ------------      ----   ------------      -----   ------------       -----
Real estate
         Family residential     $ 95,492,000      45.3%  $101,663,000       45.4%  $105,791,000        47.9%
         Construction                879,000       0.5      1,044,000        0.5      1,774,000         0.8
         Commercial property      31,099,000      14.7     32,270,000       14.4     30,390,000        13.7
                                ------------     -----   ------------      -----   ------------       -----
                  Total          127,470,000      60.5    134,977,000       60.3    137,955,000        62.4
Commercial, industrial
            and agricultural      73,045,000      34.6     78,086,000       34.9     73,193,000        33.1
Consumer                           9,089,000       4.3      9,210,000        4.1      8,632,000         3.9
All other loans                      294,000       0.1        355,000        0.2        284,000         0.1
Direct financing leases            1,113,000       0.5      1,219,000        0.5      1,147,000         0.5
                                ------------     -----   ------------      -----   ------------       -----
                  Total         $211,011,000     100.0%  $223,847,000      100.0%  $221,211,000       100.0%
                                ============     =====   ============      =====   ============       =====

Loan Portfolio Risk Elements and Other Real Estate Owned

         Noncurrent loans and leases consist of loans and leases that are past due for 90 days or more and still accruing interest and loans and leases on nonaccrual status. At June 30, 1999, noncurrent loans and leases amounted to $3,769,000, representing 1.8% of loans and leases outstanding, compared to $4,111,000 or 1.8% at December 31, 1998. Eighty one percent of the dollar amount in the noncurrent category was collateralized by real estate at the end of June 1999. The Bank had no restructured loans or leases at June 30, 1999 or December 31, 1998.

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

         In the second quarter of 1999, OREO writedowns totaled $17,000, compared to $334,000 in the second quarter of 1998. Given the downward trend in real estate values, there is a possibility that additional writedowns may be required in the future. At June 30, 1999 and December 31, 1998, OREO totaled $890,000 and $976,000, respectively. The portfolio currently consists of two commercial properties and a single-family residence.

         The following table presents information on noncurrent loans and leases and OREO for the dates indicated:

                                June 30      December 31     June 30
                                  1999          1998          1998
                               ----------    ----------    -----------
Noncurrent
   Past due 90 days or more    $  539,000    $  405,000    $  249,000
   Nonaccrual                   3,230,000     3,706,000     3,675,000
                               ----------    ----------    ----------
       Total                   $3,769,000    $4,111,000    $3,924,000
                               ==========    ==========    ==========

   OREO                        $  890,000    $  976,000    $1,334,000
                               ==========    ==========    ==========

Provision and Allowance for Loan and Lease Losses

         During the three and six months ended June 30, 1999, the Bank provided $300,000 and $600,000, respectively, for loan and lease losses, compared to $270,000 and $540,000 for the three and six months ended June 30, 1998. The increase was attributable to the higher losses experienced in the first half of 1999. The provision for the third quarter of 1999 is expected to be approximately $300,000. The appropriateness of maintaining the provision at this level will be re-evaluated at least quarterly.

         Net charge-offs for the quarter and year-to-date were $176,000 and $416,000, respectively, compared to $225,000 and $392,000 for the same periods in 1998. Seventy eight percent of the Bank's losses in the first half of 1999 were due to 3 commercial credits, a conventional residential mortgage and 3 home equity creditlines. The annualized ratio of net charge-offs to average loans and leases for the year-to-date was 0.39%, compared to 0.35% for the same period last year.

         The allowance for loan and lease losses is reviewed at least quarterly using a systematic and consistent procedure which is described in the 1998 Annual Report on Form 10-K. The evaluation for this quarter also included an assessment of customer readiness for the Year 2000. At June 30, 1999, the allowance for loan and lease losses stood at $3,479,000, compared to $3,296,000 at December 31, 1998. The ratio of the allowance to total loans and leases outstanding was 1.65% and 1.47% at June 30, 1999 and December 31, 1998, respectively. While the reserve represented 92.3% of noncurrent loans and leases at quarter-end, in the opinion of management, it remained at a sufficient level to absorb losses inherent in the loan and lease portfolio.

Deposits

         At June 30, 1999, total deposits were $276,545,000, compared to $275,901,000 at December 31, 1998. Noninterest-bearing demand deposits ended the quarter $7,084,000 above the balance reported at year-end 1998. The growth in these deposits are important to the Bank because they represent an interest-free source of funds which enhances net interest margin.

Interest-bearing demand deposits at quarter-end were $1,785,000 below December 31, 1998 balances. Savings and time deposits decreased $4,089,000 and $566,000 from year-end 1998 levels, respectively. Included in time deposits are certificates of deposits ("CD") purchased by the State of Hawaii, its counties and other government agencies. Historically, these CDs have been a stable source of funds for the Bank and are considered to be core deposits. At June 30, 1999 and December 31, 1998, public time deposits totaled $33,193,000 and $35,415,000, respectively, representing 12.0% and 12.8% of the Bank's total deposits.

         The following table presents the distribution of the Bank's deposit accounts for the dates indicated.

                                     June 30, 1999            December 31, 1998           June 30, 1998
                                ----------------------     ----------------------     ------------------------
                                   Balance          %         Balance         %          Balance           %
                                ------------     -----     ------------     -----     ------------       -----
Noninterest-bearing demand      $ 79,579,000      28.8%    $ 72,495,000      26.3%    $ 64,118,000        24.7%
Interest-bearing demand           26,359,000       9.5       28,144,000      10.2       28,403,000        10.9
Savings                           89,917,000      32.5       94,006,000      34.1       90,224,000        34.7
Time                              80,690,000      29.2       81,256,000      29.4       77,240,000        29.7
                                ------------     -----     ------------     -----     ------------       -----
   Total deposits               $276,545,000     100.0%    $275,901,000     100.0%    $259,985,000       100.0%
                                ------------     -----     ------------     -----     ------------       -----

Liquidity

         The Bank has adequate liquidity to accommodate fluctuations in deposit levels, fund operations, provide for customer credit needs and meet obligations and commitments on a timely basis. While deposits have traditionally been the principal source of funds for HNB, the wholesale markets are anticipated to play a greater role in the future due to the migration of household financial assets into direct investment vehicles. The Bank has alternative sources of liquidity which include federal funds lines with other banks, the discount facilities of the Federal Reserve, and advances from the Federal Home Loan Bank of Seattle ("FHLB"). The Bank's line of credit with the FHLB is equal to 15% of total assets, including a cash management agreement line of 5%. As of June 30, 1999, there were no federal funds purchased or short-term borrowings outstanding from the Federal Reserve or the FHLB.

         The Bank has incorporated liquidity issues into its contingency funding plan for the Year 2000 and is planning for increases in customer cash needs prior to, during, and after the turn of the century. The Bank has obtained a $5,000,000 irrevocable line of credit from the FHLB from October 1, 1999 through March 31, 2000. It may also access the Federal Reserve's Century Date Change Special Liquidity Facility, which is open to depository institutions from October 1, 1999 to April 7, 2000.

         For the first six months of 1999, net cash provided by operating activities was $1,256,000. Comparatively, in the first half of 1998, operating activities used net cash of $138,000. Loan payoffs accounted for a substantial portion of the net cash provided by investing activities of $12,125,000 for the six months ended June 30, 1999. In the comparable period in 1998, net cash provided by investing activities was $177,000. Financing activities through the end of June 1999 used net cash of $3,871,000 due primarily to a reduction in short-term borrowings. In the first half of 1998, increases in time deposits and short-term borrowings were used to finance an outflow of demand and savings deposits and payoff federal funds purchased.

Shareholders' Equity and Capital Resources

         Shareholders' equity totaled $27,504,000 at June 30, 1999 and $27,289,000 at December 31, 1998. At December 31, 1998, the benefit obligation of the Company's pension plan exceeded the fair value of plan assets. As a result, an additional minimum pension liability adjustment of $600,000, net of tax of $380,000, was reported in other comprehensive loss as a reduction to shareholders' equity. (For additional information on the Company's Pension Plan, see "Pension Plan" in "Management's Discussion and Analysis of Financial Condition and the Results of Operations" and Note 12 to the Consolidated Financial Statements in the 1998 Annual Report on Form 10-K.) Book value per share was $38.68 and $38.38 at June 30, 1999 and December 31, 1998, respectively.

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

         In order to be considered well-capitalized by the bank regulatory agencies, an institution must have at minimum a 5.0% leverage ratio, a Tier 1 risk-based capital ratio of 6.0% and a total capital ratio of 10.0%. The Company's leverage ratio was 9.0% at June 30, 1999, unchanged from December 31, 1998. At June 30, 1999, the Company's Tier 1 and total capital ratios were 13.3% and 14.5%, respectively, compared to 12.4% and 13.7% at December 31, 1998.

Effect of New Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The SFAS establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this SFAS is not expected to have a material impact on the Company's consolidated financial statements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk is in the form of interest rate risk. The manner in which this exposure is managed and an estimate of the potential impact on net interest income assuming a 1-year horizon was disclosed on pages 41 to 42 in Hawaii National Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998. As of June 30, 1999, there were no material changes to report.

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

                              HAWAII NATIONAL BANCSHARES, INC.
                                       (Registrant)

Date     August 10, 1999       By   /s/  Warren K.K. Luke
                               ------------------------------------------------
                                          Warren K.K. Luke
                                      Chief Executive Officer

Date     August 10, 1999       By  /s/  Ernest T. Murata
                               ------------------------------------------------
                                          Ernest T. Murata
                                     Vice President, Treasurer,
                                      Assistant Secretary and
                                      Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number       Description
-------------        -----------
   27                Financial Data Schedule